Form 10-Q/A
period 2021-03-31
Quantum FinTech Acquisition Corp
filed 2021-07-09
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Quantum FinTech Acquisition Corp. (the “Company”) is filing this Amendment 1 to Form 10-Q (“Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of and for the three months ended March 31, 2021 to correct an error noted below that was identified by the Company’s management. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, during the three months ended March 31, 2021, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants (each defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, with changes in fair value recognized in the statement of operations in the period of change. However, subsequent to filing of the Original Report, the Company determined that the Public Warrants do not contain any of the settlement terms and provisions related to tender offers following a business combination, and that the Public Warrants meet the criteria for being considered indexed to the issuer’s common stock, therefore, the Public Warrants should be classified as equity instruments.

As a result, the Company’s management, together with the Audit Committee, determined on July 8, 2021, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On July 8, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that in light of the error described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

	March 31, 2021	December 31, 2020
	(unaudited and restated)
ASSETS
Current assets
Cash	$467,961	$21,868
Prepaid expenses	610,866	20,833
Total Current Assets	1,078,827	42,701

Deferred offering costs	—	157,919
Marketable securities held in Trust Account	201,260,785	—
TOTAL ASSETS	$202,339,612	$200,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$131,373	$940
Accrued offering costs	20,450	50,000
Promissory note – related party	—	130,100
Total Current Liabilities	151,823	181,040

Warrant liability	1,845,938	—
Total Liabilities	1,997,761	181,040

Commitments

Common stock subject to possible redemption 19,533,138 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	195,341,848	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,623,112 and 5,031,250 shares issued and outstanding (excluding 19,533,138 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	563	503
Additional paid-in capital	3,262,598	24,497
Retained earnings (accumulated deficit)	1,736,842	(5,420)
Total Stockholders’ Equity	5,000,003	19,580
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,339,612	$200,620

The accompanying notes are an integral part of the unaudited and restated condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited and Restated)

Operating and formation costs	$237,523
Loss from operations	(237,523)

Other income:
Change in fair value of warrant liability	1,969,000
Unrealized gain on marketable securities held in Trust Account	10,785
Other income, net	1,979,785

Net income	$1,742,262

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	19,203,497

Basic and diluted net income per share, Common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,251,529

Basic and diluted net income per share, Non-redeemable common stock	$0.33

The accompanying notes are an integral part of the unaudited and restated condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited and Restated)

	Class A Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	5,031,250	$503	$24,497	$(5,420)	$19,580

Sale of 20,125,000 Units, net of underwriting discounts and other offering costs	20,125,000	2,013	196,239,809	—	196,241,822

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Common stock subject to possible redemption	(19,533,138)	(1,953)	(195,339,895)	—	(195,341,848)

Net income	—	—	—	1,742,262	1,742,262

Balance – March 31, 2021 (restated)	5,623,112	$563	$3,262,598	$1,736,842	$5,000,003

The accompanying notes are an integral part of the unaudited and restated condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited and Restated)

Cash Flows from Operating Activities:
Net income	$1,742,262
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,969,000)
Transaction costs incurred in connection with warrant liability	9,348
Unrealized gain on marketable securities held in Trust Account	(10,785)
Changes in operating assets and liabilities:
Prepaid expenses	(590,033)
Accrued expenses	130,433
Net cash used in operating activities	(687,775)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,721,875
Proceeds from sale of Private Placement Units	6,153,125
Proceeds from promissory note – related party	23,957
Repayment of promissory note – related party	(154,057)
Payment of offering costs	(361,032)
Net cash provided by financing activities	202,383,868

Net Change in Cash	446,093
Cash – Beginning of period	21,868
Cash – End of period	$467,961

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$20,450
Initial classification of common stock subject to possible redemption	$193,588,000
Change in value of common stock subject to possible redemption	$1,753,848

The accompanying notes are an integral part of the unaudited and restated condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

(Unaudited and Restated)

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

Liquidity and Management’s Plan

As of March 31, 2021, the Company had $467,961 in its operating bank accounts, $201,260,785 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and an adjusted working capital of $960,337, which excludes franchise and income taxes payable of $33,333, of which such amounts will be paid from interest earned on the Trust Account. As of March 31, 2021, approximately $11,000 of the amount on deposit in the Trust Account represented interest income, which is available to the Company for taxes and working capital needs. Through March 31, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the statement of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private warrants was estimated using a binomial lattice model (see Note 9).

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Unrealized gain on marketable securities held in Trust Account	$10,785
Less income available to pay franchise and income taxes	(10,785)
Net income attributable	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,203,497
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net income	$1,742,262
Less: Net income allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Income	$1,742,262
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,251,529
Basic and diluted net income per share, Non-redeemable Common stock	$0.33

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

These amounts have been further restated as discussed in Note 2B below.

NOTE 2B — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is filing this Amendment 1 to Form 10-Q/A (“Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of and for the three months ended March 31, 2021 to correct an error noted below that was identified by the Company’s management.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, during the three months ended March 31, 2021, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants (each defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, with changes in fair value recognized in the statement of operations in the period of change, However, subsequent to filing of the Original Report, the Company determined that the Public Warrants do not contain any of the settlement terms and provisions related to tender offers following a business combination, and that the Public Warrants meet the criteria for being considered indexed to the issuer’s common stock, therefore, the Public Warrants should be classified as equity instruments.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

As a result, the Company’s management, together with the Audit Committee, determined on July 8, 2021, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The table below summarizes the effects of the restatement of the February 9, 2021 balance sheet and the restatement of the March 31, 2021 financial statements from what was previously filed in the Original Report as discussed above in Note 2A in the “As Restated” column.

	As
	Previously
	Reported in the Original Report	Adjustments	As Restated
Balance sheet as of February 9, 2021 (audited)
Warrant Liability	$14,123,750	$(10,675,000)	$3,448,750
Total Liabilities	14,169,652	(10,675,000)	3,494,652
Common stock Subject to Possible Redemption	157,029,190	10,675,000	167,704,190
Common stock	683	(107)	576
Additional Paid-in Capital	5,285,445	(269,014)	5,016,431
Accumulated Deficit	(286,127)	269,121	(17,006)
Number of common stock shares subject to redemption	15,702,919	1,067,500	16,770,419

On February 12, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, the fair value of the warrant liability increased by $366,188 to $3,814,938 and the Common stock subject to Possible Redemption increased by 25,883,810 to $193,588,000.

Balance sheet as of March 31, 2021 (unaudited)
Warrant Liability	7,883,438	(6,037,500)	1,845,938
Total Liabilities	8,035,261	(6,037,500)	1,997,761
Common stock Subject to Possible Redemption	189,304,344	6,037,504	195,341,848
Common stock	623	(60)	563
Additional Paid-in Capital	—	3,262,598	3,262,598
Accumulated Deficit	4,999,384	(3,262,542)	1,736,842
Number of common stock shares subject to redemption	18,929,420	603,718	19,533,138

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Operating and formation costs	542,672	(305,149)	237,523
Change in fair value of warrant liability	8,207,750	(6,238,750)	1,969,000
Net Income	7,675,863	(5,933,601)	1,742,262
Basic and diluted weighted average shares outstanding, Common stock subject to redemption	18,131,175	1,072,322	19,203,497
Basic and diluted net income per share, Common stock subject to redemption	—	—	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,847,264	(595,735)	5,251,529
Basic and diluted net income per share, Non-redeemable common stock	1.31	(0.98)	0.33

Cash Flow Statement for the three months ended March 31, 2021 (unaudited)
Net Income	7,675,863	(5,933,601)	1,742,262
Change in fair value of warrant liability	(8,207,750)	6,238,750	(1,969,000)
Transaction costs associated with Initial Public Offering	314,497	(305,149)	9,348

Initial classification of common stock subject to possible redemption	182,424,400	11,163,600	193,588,000
Change in value of common stock subject to possible redemption	6,879,944	(5,126,096)	1,753,848

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

(Unaudited and Restated)

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 5,623,112 shares of Common stock issued and outstanding, excluding 19,533,138 shares of Common stock subject to possible redemption. At December 31, 2020, there were 5,031,250 shares of Common stock issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

NOTE 8. WARRANTS

As of March 31, 2021, there are 10,062,500 warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2021, there are 6,153,125 Private Warrants that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited and Restated)

The key inputs into the binomial lattice model for the Warrants were as follows:

Input	February 9, 2021 (Initial Measurement) and February 12, 2021 (over-allotment exercise)	March 31, 2021
Market price of public shares	$9.39	$9.66
Risk-free rate	0.54%	0.31%
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50
Effective expiration date	6/20/26	6/20/26
One-touch hurdle

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on February 9, 2021	3,448,750
Exercising of underwriters’ over-allotment on February 12, 2021	366,188
Change in valuation inputs or other assumptions	(1,969,000)
Fair value as of March 31, 2021	$1,845,938

There were no transfers between levels during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Amendment No. 1 to the quarterly report on Form 10-Q (the “Form 10-Q/A”) to “we,” “us” or the “Company” refer to Quantum FinTech Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Co-Sponsors” refer to Quantum Ventures LLC (“Quantum Ventures”) and Chardan Quantum LLC (“Chardan Quantum”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended March 31, 2021 (the “Restatement”). In the Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the SEC on May 24, 2021 (the “Original Report”), our public warrants were accounted for as liabilities within our balance sheet. Our management and our audit committee have concluded that our public warrants should be presented as equities.

The Restatement is more fully described in Notes 2A and 2B to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Overview

We are a blank check company formed under the laws of the State of Delaware on October 1, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering (defined below) and the sale of the Private Warrants (defined below), our capital stock, debt or a combination of cash, stock and debt.

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

For the three months ended March 31, 2021, we had a net income of $1,742,262, which consists of the change in fair value of warrant liability of $1,969,000 and an unrealized gain on marketable securities held in our Trust Account of $10,785, offset by operating costs of $237,523.

Liquidity and Capital Resources

On February 9, 2021, we consummated the Initial Public Offering of 17,500,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 (the “Units”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,562,500 private warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Co-Sponsors, generating gross proceeds of $5,562,500.

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

For the three months ended March 31, 2021, cash used in operating activities was $687,775. Net income of $1,742,262 was affected by unrealized gain on marketable securities held in the Trust Account of $10,785, the change in fair value of warrant liability of $1,969,000 and transaction costs associated with the IPO of $9,348. Changes in operating assets and liabilities used $459,600 of cash for operating activities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the private warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. In the Original Report, we disclosed that our internal control over financial reporting did not result in the proper accounting classification of the Private Warrants and public warrants we issued in February 2021 due to the inappropriate application of accounting guidance related to complex financial instruments, which includes imbedded derivatives. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). Upon further evaluation, due to the events that led to the Restatement described above, a material weakness in our internal controls also exists as it relates to the accounting for our public warrants which should have remained classified as equity instruments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K and our Original Report, each filed with the SEC. As of the date of this Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K or our Original Report, each filed with the SEC, except for the below:

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the Private Warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

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

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal control over financial reporting. In connection with the Restatement, management and our audit committee concluded that a material weakness also exists as it relates to the accounting for our public warrants presented in the Original Report.

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

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the Private Warrants, the Restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

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

QUANTUM FINTECH ACQUISITION CORPORATION

Date: July 8, 2021	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 8, 2021	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)