Form 10-Q
period 2021-06-30
Quantum FinTech Acquisition Corp
filed 2021-08-23
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 23, 2021, there were 25,156,250 shares of Common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

	June 30, 2021	December 31, 2020

ASSETS
Current assets
Cash	$307,252	$21,868
Prepaid expenses	518,917	20,833
Total Current Assets	826,169	42,701

Deferred offering costs	—	157,919
Marketable securities held in Trust Account	201,259,829	—
TOTAL ASSETS	$202,085,998	$200,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$278,660	$940
Accrued offering costs	15,450	50,000
Promissory note – related party	—	130,100
Total Current Liabilities	294,110	181,040

Warrant liability	4,061,063	—
Total Liabilities	4,355,173	181,040

Commitments

Common stock subject to possible redemption 19,272,141 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	192,730,822	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,884,109 and 5,031,250 shares issued and outstanding (excluding 19,272,141 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	589	503
Additional paid-in capital	5,873,598	24,497
Accumulated deficit	(874,184)	(5,420)
Total Stockholders’ Equity	5,000,003	19,580
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,085,998	$200,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating and formation costs	$394,945	$632,468
Loss from operations	(394,945)	(632,468)

Other (expense) income:
Change in fair value of warrant liability	(2,215,125)	(246,125)
Interest earned on marketable securities held in Trust Account	19,530	19,530
Unrealized loss on marketable securities held in Trust Account	(20,486)	(9,701)
Other (expense) income, net	(2,216,081)	(236,296)

Loss before provision for income taxes	(2,611,026)	(868,764)
(Provision) benefit for income taxes	—	—

Net loss	$(2,611,026)	$(868,764)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	19,533,138	19,416,244
Basic and diluted net loss per share, Common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,623,112	5,438,347
Basic and diluted net loss per share, Non-redeemable common stock	$(0.46)	$(0.16)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	5,031,250	$503	$24,497	$(5,420)	$19,580

Sale of 20,125,000 Units, net of underwriting discounts, initial value of public warrant and other offering costs	20,125,000	2,013	196,239,809	—	196,241,822

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Common stock subject to possible redemption	(19,533,138)	(1,953)	(195,339,895)	—	(195,341,848)

Net income	—	—	—	1,742,262	1,742,262

Balance – March 31, 2021	5,623,112	$563	$3,262,598	$1,736,842	$5,000,003

Common stock subject to possible redemption	260,997	26	2,611,000	—	2,611,026

Net loss	—	—	—	(2,611,026)	(2,611,026)

Balance – June 30, 2021	5,884,109	$589	$5,873,598	$(874,184)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(868,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	246,125
Transaction costs incurred in connection with warrant liability	9,348
Unrealized loss on marketable securities held in Trust Account	9,701
Interest earned on marketable securities held in Trust Account	(19,530)
Changes in operating assets and liabilities:
Prepaid expenses	(498,084)
Accounts payable, accrued expenses, and accrued offering costs	272,720
Net cash used in operating activities	(848,484)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,721,875
Proceeds from sale of Private Placement Warrants	6,153,125
Proceeds from promissory note – related party	23,957
Repayment of promissory note – related party	(154,057)
Payment of offering costs	(361,032)
Net cash provided by financing activities	202,383,868

Net Change in Cash	285,384
Cash – Beginning of period	21,868
Cash – End of period	$307,252

Non-Cash investing and financing activities:
Initial classification of warrant liability	$3,814,938
Offering costs included in accrued offering costs	$15,450
Initial classification of common stock subject to possible redemption	$193,588,000
Change in value of common stock subject to possible redemption	$(857,178)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,562,500 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Quantum Ventures LLC (“Quantum Ventures”), who purchased 4,450,000 Private Warrants and Chardan Quantum LLC (“Chardan Quantum” and together with Quantum Ventures, the “Co-Sponsors”) who purchased 1,112,500 Private Warrants, generating gross proceeds of $5,562,500, which is described in Note 4.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

JUNE 30, 2021

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

The Co-Sponsors and the other holders of the Company’s shares prior to the Initial Public Offering (the “initial stockholders”) have agreed (A) to vote their Founder Shares (See Note 5) and any Public Shares in favor of a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to a Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete a Business Combination within 18 months (August 9, 2022) (or 24 months from the closing of the Initial Public Offering (February 9, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by August 9, 2022) unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to convert any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

The Company will have until August 9, 2022 (or February 9, 2023, as applicable) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, dissolution expenses up to $100,00, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Management’s Plan

As of June 30, 2021, the Company had $307,252 in its operating bank accounts, $201,259,829 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital of $615,392, excluding Delaware franchise taxes of approximately $83,000. As of June 30, 2021, $9,829 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through June 30, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

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

JUNE 30, 2021

(Unaudited)

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or one year and one day from the date of issuance of these financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Binomial lattice model approach (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 16,215,625 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable shares of common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest income and unrealized gain (losses) on marketable securities held in Trust Account, net	$(915)	$9,829
Less income available to pay franchise and income taxes	—	(9,829)
Net loss attributable to Common stock subject to possible redemption	$(915)	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,533,138	19,416,244
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings allocable to Common stock subject to possible redemption
Net loss	$(2,611,026)	$(868,764)
Less: Net loss allocable to Common stock subject to possible redemption	915	—
Non-Redeemable Net Loss allocable to Non-Redeemable Common Stock	$(2,610,111)	$(868,764)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	5,623,112	5,438,347
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.46)	$(0.16)

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

JUNE 30, 2021

(Unaudited)

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

JUNE 30, 2021

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

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services, which are included in the operating and formation costs in the accompanying condensed statements of operations.

Promissory Note — Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was no balance and $130,100, respectively, outstanding under the Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021, and there have been no additional borrowing through June 30, 2021.

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

Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Business Combination Marketing Agreement

The Company engaged the underwriters as advisors in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public offering or $7,043,750.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 5,884,109 shares of Common stock issued and outstanding, excluding 19,272,141 shares of Common stock subject to possible redemption. At December 31, 2020, there were 5,031,250 shares of Common stock issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 8. WARRANTS

As of June 30, 2021, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2021, assets held in the Trust Account were comprised of $201,259,829 in money market funds which are primarily invested in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$201,259,829

Liabilities:
Warrant liability – Private Warrants	3	$4,061,063

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were initially and as of the end of each subsequent report period, valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	February 9, 2021 (Initial Measurement) and February 12, 2021 (over- allotment exercise)	June 30, 2021
Market price of public shares	$9.39	$9.75
Risk-free rate	0.54%	0.86%
Dividend yield	0.00%	0.00%
Volatility	14.1%	12.9%
Exercise price	$11.50	$11.50
Effective expiration date	6/20/26	6/21/26

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on February 9, 2021	3,448,750
Exercising of underwriters’ over-allotment on February 12, 2021	366,188
Change in valuation inputs or other assumptions	246,125
Fair value as of June 30, 2021	$4,061,063

There were no transfers between levels during the three and six months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,611,026, which consists of operating costs of $394,945, change in fair value of warrant liability of $2,215,125 and an unrealized loss on marketable securities held in our Trust Account of $20,486, partially offset by interest earned on marketable securities held in Trust Account of $19,530.

For the six months ended June 30, 2021, we had a net loss of $868,764, which consists of the change in fair value of warrant liability of $246,125 and an interest earned on marketable securities held in Trust Account of $19,530, partially offset by unrealized loss on marketable securities held in our Trust Account of $9,701 and operating costs of $632,468.

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

For the six months ended June 30, 2021, cash used in operating activities was $848,484. Net loss of $868,764 was affected by unrealized loss on marketable securities held in the Trust Account of $9,701, interest earned on marketable securities held in the Trust Account of $19,530, the change in fair value of warrant liability of $246,125 and transaction costs allocate to the warrant liabilities of $9,348. Changes in operating assets and liabilities used $225,364 of cash for operating activities.

As of June 30, 2021, we had marketable securities of $201,259,829 (including $9,829 of interest income, net of unrealized loss) held in a trust (the “Trust Account”), invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Interest income on the balance in the Trust Account may be used by us to pay taxes and dissolution expenses up to $100,000. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $307,252. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, Quantum Ventures or an affiliate of Quantum Ventures, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

In March 2021, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or one year and one day from the date of issuance of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We have concluded that the Public Warrants should be classified as equity instruments, and the Private Warrants should be classified as liability instruments.

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings or loss per share, as applicable. Net loss per common share, basic and diluted for Common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Common stock subject to possible redemption outstanding for the period. Net loss or income per common share, basic and diluted for non-redeemable common stock is calculated by dividing total net loss less income attributable to Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the company on January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. In our quarterly report on Form 10-Q for the quarter ended March 31, 2021 (“Q1 Form 10-Q”), we disclosed that our internal control over financial reporting did not result in the proper accounting classification of the Private Warrants and public warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021. Upon further evaluation, we concluded that our Public Warrants should be classified as equity instruments instead of derivative liabilities. As a result, on July 9, 2021, we filed an amendment to our Q-1 Form 10-Q to restate our financial statements as of and for the three months ended March 31, 2021 (the “Restatement”). Due to the events that led to the Restatement, a material weakness in our internal controls also exists as it related to the accounting for our Public Warrants which should have remained classified as equity instruments.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal control over financial reporting. In connection with the Restatement, management and our audit committee concluded that a material weakness also exists as it relates to the accounting for our public warrants presented in the Q1 Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM FINTECH ACQUISITION CORPORATION

Date: August 23, 2021	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)