Form 10-Q
period 2021-09-30
Quantum FinTech Acquisition Corp
filed 2021-11-15
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 25,156,250 shares of common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$202,370	$21,868
Prepaid expenses	426,325	20,833
Total Current Assets	628,695	42,701

Deferred offering costs	—	157,919
Marketable securities held in Trust Account	201,285,500	—
TOTAL ASSETS	$201,914,195	$200,620

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,744,235	$940
Accrued offering costs	—	50,000
Promissory note – related party	—	130,100
Total Current Liabilities	1,744,235	181,040

Warrant liabilities	3,363,298	—
Total Liabilities	5,107,533	181,040

Commitments

Common stock subject to possible redemption; 20,125,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	201,250,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	503	503
Additional paid-in capital	—	24,497
Accumulated deficit	(4,443,841)	(5,420)
Total Stockholders’ (Deficit) Equity	(4,443,338)	19,580
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$201,914,195	$200,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating and formation costs	$1,647,599	$2,280,067
Loss from operations	(1,647,599)	(2,280,067)

Other income:
Change in fair value of warrant liability	697,765	451,640
Interest earned on marketable securities held in Trust Account	15,095	34,625
Unrealized gain on marketable securities held in Trust Account	10,576	875
Total Other income	723,436	487,140
Net loss	$(924,163)	$(1,792,927)

Basic and diluted weighted average shares outstanding, Redeemable common stock	20,125,000	17,147,436
Basic and diluted net loss per share, Redeemable common stock	$(0.04)	$(0.08)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,031,250	4,935,096
Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	5,031,250	$503	$24,497	$(5,420)	$19,580

Accretion of Common Stock subject to possible redemption (restated – see Note 2)	—	—	(2,362,684)	(2,645,494)	(5,008,178)

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Net income	—	—	—	1,742,262	1,742,262

Balance – March 31, 2021 (restated – see Note 2)	5,031,250	503	—	(908,652)	(908,149)

Net loss	—	—	—	(2,611,026)	(2,611,026)

Balance – June 30, 2021 (restated – see Note 2)	5,031,250	503	—	(3,519,678)	(3,519,175)

Net loss	—	—	—	(924,163)	(924,163)

Balance – September 30, 2021	5,031,250	$503	$—	$(4,443,841)	$(4,443,338)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,792,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(451,640)
Transaction costs incurred in connection with warrant liability	9,348
Unrealized gain on marketable securities held in Trust Account	(875)
Interest earned on marketable securities held in Trust Account	(34,625)
Changes in operating assets and liabilities:
Prepaid expenses	(405,492)
Accounts payable and accrued expenses	1,743,295
Net cash used in operating activities	(932,916)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,721,875
Proceeds from sale of Private Warrants	6,153,125
Proceeds from promissory note – related party	23,957
Repayment of promissory note – related party	(154,057)
Payment of offering costs	(381,482)
Net cash provided by financing activities	202,363,418

Net Change in Cash	180,502
Cash – Beginning of period	21,868
Cash – End of period	$202,370

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$201,250,000
Accretion of common stock subject to possible redemption	$5,008,178
Initial classification of private warrant liabilities	$3,814,938

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income and expenses in the form of interest income from the proceeds derived from the Initial Public Offering and change in fair value of warrant liability.

The registration statements for the Company’s Initial Public Offering were declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,562,500 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Quantum Ventures LLC (“Quantum Ventures”), who purchased 4,450,000 Private Warrants and Chardan Quantum LLC (“Chardan Quantum” and together with Quantum Ventures, the “Co-Sponsors”) who purchased 1,112,500 Private Warrants, generating gross proceeds of $5,562,500, which is described in Note 5.

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

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the statement of operations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Co-Sponsors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

At the time of the Initial Public Offering, the Co-Sponsors and the other holders of the Company’s shares prior to the Initial Public Offering (the “initial stockholders”) have agreed (A) to vote their Founder Shares and any Public Shares in favor of a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to a Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete a Business Combination within 18 months (August 9, 2022) (or 24 months from the closing of the Initial Public Offering (February 9, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by August 9, 2022) unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to convert any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

The Company has until August 9, 2022 (or February 9, 2023, as applicable) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, dissolution expenses up to $100,000, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

At the time of the Initial Public Offering, the initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Management’s Plan

As of September 30, 2021, the Company had $202,370 in its operating bank accounts, $201,285,500 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $982,207, excluding Delaware franchise taxes of approximately $133,000. As of September 30, 2021, $35,500 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through September 30, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

In September 2021, the Sponsor committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 6. The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has not drawn on the Working Capital Loans as of September 30, 2021.

Based on the foregoing, the Company believes it will have sufficient cash available to meet its needs through the earlier of consummation of a Business Combination or one year and one day from the date of issuance of these financial statements.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering it had improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to its redemption value. As a result, management has restated temporary equity and permanent equity. This resulted in an accretion adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its net income (loss) per common share calculation to allocate net income (loss) evenly to all common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements for periods prior to September 30, 2021 is reflected in the following tables.

Balance Sheet as of February 9, 2021	As Previously Reported on March 31, 2021 10-Q/A	Adjustment	As Restated
Common stock subject to possible redemption	$167,704,190	$7,295,810	$175,000,000
Common stock	$576	$(73)	$503
Additional paid-in capital	$5,016,431	$(5,016,431)	$—
Accumulated deficit	$(17,006)	$(2,279,306)	$(2,296,312)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(7,295,810)	$(2,295,809)

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported on March 31, 2021 10-Q/A	Adjustment	As Restated
Common stock subject to possible redemption	$195,341,848	$5,908,152	$201,250,000
Common stock	$563	$(60)	$503
Additional paid-in capital	$3,262,598	$(3,262,598)	$—
Retained Earnings (accumulated deficit)	$1,736,842	$(2,645,494)	$(908,652)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(5,908,152)	$(908,149)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported on June 30, 2021 10-Q	Adjustment	As Restated
Common stock subject to possible redemption	$192,730,822	$8,519,178	$201,250,000
Common stock	$589	$(86)	$503
Additional paid-in capital	$5,873,598	$(5,873,598)	$—
Accumulated deficit	$(874,184)	$(2,645,494)	$(3,519,678)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(8,519,178)	$(3,519,175)

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported on March 31, 2021 10-Q/A	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,203,497	(19,203,497)	—
Basic and diluted net income per common stock, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,251,529	$(511,946)	4,739,583
Basic and diluted net income (loss) per common stock, Non-redeemable common stock	$0.33	$0.22	$0.11
Basic and diluted weighted average shares outstanding, Redeemable common stock	—	11,093,056	11,093,056
Basic and diluted net income (loss) per share, Redeemable common stock	$—	$0.11	$0.11

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported on June 30, 2021 10-Q	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,533,138	(19,533,138)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,623,112	$(591,862)	5,031,250
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.46)	$0.36	$(0.10)
Basic and diluted weighted average shares outstanding, Redeemable common stock	—	20,125,000	20,125,000
Basic and diluted net income (loss) per share, Redeemable common stock	$—	$(0.10)	$(0.10)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported on June 30, 2021 10-Q	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,416,244	(19,416,244)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,438,347	$(552,125)	4,886,222
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.16)	$0.12	$(0.04)
Basic and diluted weighted average shares outstanding, Redeemable common stock	—	15,633,978	15,633,978
Basic and diluted net income (loss) per share, Redeemable common stock	$—	$(0.04)	$(0.04)

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021	As Previously Reported on March 31, 2021 10-Q/A	Adjustment	As Restated
Sale of 20,125,000 units, net of underwriting discounts, initial value of public warrants and other offering costs	$196,241,822	$(196,241,822)	$—
Common stock subject to possible redemption	$(195,341,848)	$195,341,848	$—
Accretion for Class A Common Stock to Redemption amount	$—	$(5,008,178)	$(5,008,178)
Total stockholders’ equity (deficit)	$5,000,003	$(5,908,152)	$(908,149)

Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021	As Previously Reported on June 30, 2021 10-Q	Adjustment	As Restated
Change in value of common stock subject to possible redemption	$2,611,026	$(2,611,026)	$—
Total stockholders’ equity (deficit)	$5,000,003	$(8,519,178)	$(3,519,175)

Statement of Cash Flows for the Three Months Ended March 30, 2021 (unaudited)	As Previously Reported on March 31, 2021 10-Q/A	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$193,588,000	$7,662,000	$201,250,000
Change in value of common stock subject to possible redemption	$1,753,848	$(1,753,848)	$—
Accretion of common stock subject to possible redemption	$—	$5,008,178	$5,008,178

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported on June 30, 2021 10-Q	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$193,588,000	$7,662,000	$201,250,000
Change in value of common stock subject to possible redemption	$(857,178)	$857,178	$—
Accretion of common stock subject to possible redemption	$—	$5,008,178	$5,008,178

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and fair value of the sale of the Founder Shares.  Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the statement of operations.

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Binomial lattice model approach (see Note 10).

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021, the common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from the IPO	$201,250,000
Less:
Common stock issuance costs	(5,008,178)
Plus:
Accretion of carrying value to redemption value	5,008,178
Common stock subject to possible redemption	$201,250,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies a two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(739,330)	$(184,833)	$(1,392,236)	$(400,691)
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	5,031,250	17,147,436	4,935,096
Basic and diluted net loss per share of common stock	$(0.04)	$(0.04)	$(0.08)	$(0.08)

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units, inclusive of 2,625,000 Units sold to the underwriters on February 12, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit will consist of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one-half share of common stock at an exercise price of $11.50 per share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Quantum Ventures purchased 4,450,000 Private Warrants and Chardan Quantum purchased 1,112,500 Private Warrants, in each case, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,562,500, in a private placement. On February 12, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 590,625 Private Warrants to the Co-Sponsors, at a price of $1.00 per Private Warrant, generating gross proceeds of $590,625.  Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 9). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, Quantum Ventures purchased 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. In January 2021, Quantum Ventures sold 813,500 Founder Shares to Chardan Quantum and 35,000 Founder Shares to each of the Company’s directors and director nominees, in each case at the original price per share, resulting in Quantum Ventures holding a balance of 3,254,000 Founder Shares. On February 4, 2021, the Company effected a stock dividend of 718,750 shares with respect to its common stock, resulting in the initial stockholders holding an aggregate of 5,031,250 Founder Shares. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option on February 12, 2021, no Founder Shares are currently subject to forfeiture.

At the time of the Initial Public Offering, the initial stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of nine months after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, nine months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. If the Company seeks stockholder approval in connection with a Business Combination, the Co-Sponsors have agreed to vote its their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination.

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000, respectively, in fees for these services, which are included in the operating and formation costs in the accompanying condensed statements of operations.

Promissory Note — Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was no balance and $130,100, respectively, outstanding under the Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

In September 2021, the Sponsor committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans. Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

NOTE 7. COMMITMENTS

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were 5,031,250 shares of common stock issued and outstanding.

NOTE 9. WARRANTS

As of September 30, 2021, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

As of September 30, 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $201,285,500 in money market funds which are primarily invested in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$201,285,500

Liabilities:
Warrant liability – Private Warrants	3	$3,363,298

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were initially and as of the end of each subsequent report period, valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stocks. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants.

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	February 9, 2021 (Initial Measurement) and February 12, 2021 (over- allotment exercise)	September 30, 2021
Market price of public shares	$9.39	$9.85
Risk-free rate	0.54%	0.94%
Dividend yield	0.00%	0.00%
Volatility	14.1%	11.3%
Exercise price	$11.50	$11.50
Effective expiration date	6/20/26	6/21/26

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on February 9, 2021	3,448,750
Exercising of underwriters’ over-allotment on February 12, 2021	366,188
Change in valuation inputs or other assumptions	(451,640)
Fair value as of September 30, 2021	$3,363,298

There were no transfers between levels during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Merger Agreement

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, TradeStation Group, Inc., a Florida corporation (“TradeStation”), and TSG Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TradeStation (“Merger Sub”). The Merger Agreement was unanimously approved by the Company’s board of directors. If the Merger Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation (the “TradeStation Business Combination”).

Prior to the closing of the TradeStation Business Combination (the “Closing”), TradeStation will undergo a pre-closing reorganization which will result in there being 163,898,232 shares of common stock of TradeStation (“TradeStation Common Stock”) issued and outstanding, all held by Monex Group, Inc. (“Monex”), the sole shareholder of TradeStation. At the Closing, Monex will retain 129,750,000 shares of TradeStation Common Stock and deliver 34,148,232 shares of TradeStation Common Stock to an escrow agent (the “Monex Earn Out Shares”). The Monex Earn Out Shares will be released to Monex upon certain milestones (based on the achievement of certain price targets of TradeStation Common Stock following the Closing). In the event such milestones are not met within five years of the Closing, the Monex Earn Out Shares will be automatically released to TradeStation for cancellation. In addition, at the Closing, certain Sponsors (as defined below) will deliver to the escrow agent an aggregate of 798,894 shares of TradeStation Common Stock that such Sponsors would otherwise receive as consideration in the Merger (the “Sponsor Earn Out Shares,” and together with the Monex Earn Out Shares, the “Earn Out Shares”). The Sponsor Earn Out Shares will be subject to the same milestones as the Monex Earn Out Shares. In the event such milestones are not met within five years of the Closing, the Sponsor Earn Out Shares will be automatically released to TradeStation for cancellation.

In connection with the Closing, (i) each share of the Company’s common stock (“Company Common Stock”) that (x) is held by Quantum Ventures LLC and Chardan Quantum LLC and the Company’s directors and officers (collectively, the “Sponsors”) after taking into effect the forfeitures described below or (y) was acquired pursuant to the Subscription Agreements (as further described below), will be converted into one share of TradeStation Common Stock, (ii) each share of Company Common Stock (other than the shares referred to in clause (i)) that is outstanding and has not been redeemed will be converted into a number of shares of TradeStation Common Stock equal to (A) the sum of (1) the number of public shares outstanding for which holders have not elected redemption as of immediately prior to the Closing and (2) 750,000 divided by (B) the number of public shares outstanding for which holders have not elected redemption immediately prior to the Closing.

Each outstanding warrant to purchase Company Common Stock (“Company Warrant”) will become a warrant to purchase TradeStation Common Stock, with each such warrant exercisable for the number of shares of TradeStation Common Stock the holder of the Company Warrant would have received in the Merger if it exercised the Company Warrant immediately prior to the Merger.

Subscription Agreements

Additionally, the Company and TradeStation entered into subscription agreements (collectively, the “Subscription Agreements”), each dated as of November 4, 2021, with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 shares of the Company’s common stock for $10.00 per share (the “Company PIPE Shares”), including 5,000,000 shares to Monex. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation Common Stock.

TradeStation will assume upon Closing the Company’s obligation to file, within 15 calendar days of Closing (the “Filing Deadline”), a registration statement registering the resale of such common stock and will use commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) forty-five (45) calendar days (or ninety (90) calendar days if the SEC notifies the Company that it will “review” the registration statement) following the Filing Deadline and (ii) the third (3rd) business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Sponsor Support Agreement

Additionally, the Company entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with TradeStation, Monex and the initial stockholders, pursuant to which, among other things, the initial stockholder agreed to vote any of the shares of Company Common Stock held by them in favor of the TradeStation Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the TradeStation Business Combination. In addition, the insiders agreed not to transfer (i) their TradeStation common stock following the closing, subject to certain exceptions, until the earlier of (A) (1) in the case of Co-Sponsors, 12 months from closing and (2) in the case of the Company’s directors and officers, 6 months from closing and (B) subsequent to the closing, the date on which the last reported sale price of TradeStation common stock exceeds $12.50 per share for 20 out of any 30 consecutive trading days and (ii) their TradeStation warrants following the closing, subject to certain exceptions, until the earlier of (A) 30 days from closing and (B) February 4, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has restated temporary equity and permanent equity. This resulted in a accretion adjustment to the initial carrying value of the common stock  subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

Significant Events and Transactions

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TradeStation Group, Inc. (“TradeStation”) on November 4, 2021. Pursuant to the Merger Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the Merger Agreement by the Company’s stockholders, TSG Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TradeStation, will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation (the “TradeStation Business Combination”).

Additionally, the Company and TradeStation entered into subscription agreements (collectively, the “Subscription Agreements”), each dated as of November 4, 2021, with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the TradeStation Business Combination (the “Closing”), an aggregate of 12,500,000 shares of the Company’s common stock for $10.00 per share (the “Company PIPE Shares”), including 5,000,000 shares to Monex Group, Inc. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation Common Stock.

Additionally, the Company entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with TradeStation, Monex and the initial stockholders, pursuant to which, among other things, the initial stockholder agreed to vote any of the shares of Company Common Stock held by them in favor of the TradeStation Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the TradeStation Business Combination. In addition, the insiders agreed not to transfer (i) their TradeStation common stock following the closing, subject to certain exceptions, until the earlier of (A) (1) in the case of Co-Sponsors, 12 months from closing and (2) in the case of the Company’s directors and officers, 6 months from closing and (B) subsequent to the closing, the date on which the last reported sale price of TradeStation common stock exceeds $12.50 per share for 20 out of any 30 consecutive trading days and (ii) their TradeStation warrants following the closing, subject to certain exceptions, until the earlier of (A) 30 days from closing and (B) February 4, 2022.

Refer to Note 11 to our financial statements for further details on the TradeStation Business Combination, the Merger Agreement and the Subscription Agreements and the Sponsor Support Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $924,163, which consists of a change in fair value of warrant liability of $697,765, an unrealized gain on marketable securities held in our Trust Account of $10,576, interest earned on marketable securities held in Trust Account of $15,095, offset by operating costs of $1,647,599.

For the nine months ended September 30, 2021, we had a net loss of $1,792,927, which consists of a change in fair value of warrant liability of $451,640, interest earned on marketable securities held in Trust Account of $34,625, and an unrealized gain on marketable securities held in our Trust Account of $875, offset by operating and formation costs of $2,280,067.

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

For the nine months ended September 30, 2021, cash used in operating activities was $932,916. Net loss of $1,792,927 was affected by unrealized gain on marketable securities held in the Trust Account of $875, interest earned on marketable securities held in the Trust Account of $34,625, the change in fair value of warrant liability of $451,640 and transaction costs allocated to the warrant liabilities of $9,348. Changes in operating assets and liabilities provided $1,337,803 of cash for operating activities.

As of September 30, 2021, we had marketable securities of $201,285,500 (including $35,500 of interest income, net of unrealized loss) held in a trust (the “Trust Account”), invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. Interest income on the balance in the Trust Account may be used by us to pay taxes and dissolution expenses up to $100,000. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $202,370. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In September 2021, the Sponsor committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 6.  The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties.

Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or one year and one day from the date of issuance of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Quantum Ventures a monthly fee of $10,000 for office space, utilities and secretarial support. We began incurring these fees on February 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and or our liquidation.

We have engaged Chardan Capital Markets LLC, the representative of the underwriters in the Initial Public Offering (“Chardan”), as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. We will pay Chardan the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public offering or $7,043,750.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses related to the errors in accounting classification of our Public Warrants and Private Warrants previously disclosed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2021 (“Q1 Form 10-Q”), as amended, and June 30, 2021 (“Q2 Form 10-Q”), as well as the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. In connection with the preparation of this Quarterly Report, and as a result of recent SEC guidance, management has identified a material weakness in internal controls related to the accounting for complex financial instruments. Management has identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. As a result, management has restated temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Refer to Note 2 to our financial statements for more information regarding impact of this restatement on our historical financial statements. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, during the preparation of this Quarterly Report, management identified errors in its historical financial statements and performed a quantitative assessment under SAB 99. Based on this assessment, after consultation with our independent registered public accounting firm, our management and audit committee concluded that a restatement of our financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as common stock subject to possible redemption and that a material weakness in our internal controls over financial reporting exists as a result of the identified errors that led to such restatement.

Previously, following the issuance of the SEC Statement described above, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal control over financial reporting. In addition, in connection with the restatement of our financial statements as of and for the three months ended March 31, 2021 (as described in our Q1 Form 10-Q, as amended, and Q2 Form 10-Q), management and our audit committee concluded that a material weakness also exists as it relates to the accounting for our public warrants presented in the Q1 Form 10-Q.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal controls over financial reporting described above, the change in accounting for the Private Warrants, the change in classification of redeemable public shares, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM FINTECH ACQUISITION CORPORATION

Date: November 15, 2021	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)