Form 10-K
period 2021-12-31
Quantum FinTech Acquisition Corp
filed 2022-03-10
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock of the registrant (based upon the closing price of the registrant’s shares of common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $205,472,319.

As of March 9, 2022, there were 25,156,250 shares of common stock, par value $0.0001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with TradeStation (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination, including the proposed business combination with TradeStation, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our expectations around the performance of TradeStation or any other prospective target business or businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with TradeStation is not completed;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from the NYSE or an inability to have our securities listed on the NYSE following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our financial performance following the initial public offering;

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 (File No. 333-261885) that TradeStation filed with the SEC on December 23, 2021 relating to our proposed business combination with TradeStation.

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

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated as a Delaware corporation on October 1, 2020, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our “initial business combination.” While we may pursue an initial business combination in any region or sector, we have initially focused our efforts on identifying high-growth financial services and FinTech businesses with an estimated enterprise value up to $1.0 billion as targets for our initial business combination.

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

Significant Events and Transactions

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TradeStation Group, Inc. (“TradeStation”) on November 4, 2021. Pursuant to the Merger Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the Merger Agreement by our stockholders, TSG Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TradeStation, will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation (the “TradeStation Business Combination”).

Additionally, the Company and TradeStation entered into subscription agreements (collectively, the “Subscription Agreements”), each dated as of November 4, 2021, with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the TradeStation Business Combination (the “Closing”), an aggregate of 12,500,000 shares of our common stock for $10.00 per share (the “Company PIPE Shares”), including 5,000,000 shares to Monex Group, Inc., which is currently the sole stockholder of TradeStation. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation common stock.

Additionally, we entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with TradeStation, Monex and the initial stockholders, pursuant to which, among other things, the initial stockholders agreed to vote any of the shares of common stock held by them in favor of the TradeStation Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the TradeStation Business Combination. In addition, the insiders agreed not to transfer (i) their TradeStation common stock following the Closing, subject to certain exceptions, until the earlier of (A) (1) in the case of co-sponsors, 12 months from Closing and (2) in the case of the company’s directors and officers, 6 months from Closing and (B) subsequent to the Closing, the date on which the last reported sale price of TradeStation common stock exceeds $12.50 per share for 20 out of any 30 consecutive trading days and (ii) their TradeStation warrants following the Closing, subject to certain exceptions, until the later of (A) 30 days from Closing and (B) February 4, 2022.

Refer to Note 6 to our financial statements for further details on the TradeStation Business Combination, the Merger Agreement, the Subscription Agreements and the Sponsor Support Agreement.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

For risk factors related to TradeStation and our proposed business combination with TradeStation, please review the Registration Statement on Form S-4 (File No. 333-261885) filed by TradeStation, including the preliminary proxy statement/prospectus of the Company included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the proposed business combination with TradeStation. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, such as the proposed business combination with TradeStation, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as TradeStation, with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise its redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the NYSE, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less on our redemption, and our warrants will expire worthless.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with our initial public offering, we accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management identified errors in its historical financial statements and performed a quantitative assessment under SAB 99. Based on this assessment, after consultation with our independent registered public accounting firm, our management and audit committee concluded that a restatement of our financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as common stock subject to possible redemption and that a material weakness in our internal controls over financial reporting exists as a result of the identified errors that led to such restatement.

Previously, following the issuance of the SEC Statement described above, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal control over financial reporting. In addition, in connection with the restatement of our financial statements as of and for the three months ended March 31, 2021, management and our audit committee concluded that a material weakness also exists as it relates to the accounting for our public warrants.

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

As a result of the material weaknesses in our internal controls over financial reporting described above, the change in accounting for the private warrants, the change in classification of redeemable public shares, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars, including the conflict in Ukraine and the surrounding region; and

●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

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

Holders of Record

On March 9, 2022, there were approximately 1 holder of record of our units, 10 holders of record of our common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

ITEM 6. [RESERVED]

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

Overview

We are a blank check company formed under the laws of the State of Delaware on October 1, 2020, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Significant Events and Transactions

We entered into the Merger Agreement with TradeStation on November 4, 2021. Pursuant to the Merger Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the Merger Agreement by our stockholders, TSG Merger Sub, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation.

Additionally, we and TradeStation entered into Subscription Agreements, each dated as of November 4, 2021, with the PIPE Investors pursuant to which, among other things, we agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 Company PIPE Shares, including 5,000,000 shares to Monex Group, Inc. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation common stock.

Additionally, we entered into a Sponsor Support Agreement with TradeStation, Monex and the initial stockholders, pursuant to which, among other things, the initial stockholder agreed to vote any of the shares of Company Common Stock held by them in favor of the TradeStation Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the TradeStation Business Combination. In addition, the insiders agreed not to transfer (i) their TradeStation common stock following the Closing, subject to certain exceptions, until the earlier of (A) (1) in the case of Co-Sponsors, 12 months from Closing and (2) in the case of our directors and officers, 6 months from Closing and (B) subsequent to the Closing, the date on which the last reported sale price of TradeStation common stock exceeds $12.50 per share for 20 out of any 30 consecutive trading days and (ii) their TradeStation warrants following the Closing, subject to certain exceptions, until the earlier of (A) 30 days from Closing and (B) February 4, 2022.

Refer to Note 6 of our financial statements for further details on the TradeStation Business Combination, the Merger Agreement, the Subscription Agreements and the Sponsor Support Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $6,668,793, which consists of an unrealized gain on marketable securities held in our trust account of $2,395, interest earned on marketable securities held in trust account of $56,233, offset by operating costs of $3,404,429 and change in fair value of warrant liability of $3,322,992.

For the period from October 1, 2020 (inception) through December 31, 2020, we had a net loss of $5,420, which consisted of formation and operating costs.

Liquidity and Capital Resources

On February 9, 2021, we consummated our initial public offering of 17,500,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50, at $10.00 per unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 5,562,500 private warrants at a price of $1.00 per private warrant in a private placement to the co-sponsors, generating gross proceeds of $5,562,500.

On February 12, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,625,000 units at a price of $10.00 per unit, generating total gross proceeds of $26,250,000. In addition, we consummated the sale of an additional 590,625 private warrants at $1.00 per private warrant, generating gross proceeds of $590,625.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private warrants, a total of $201,250,000 was placed in the trust account. We incurred $5,017,526 in initial public offering related costs, including $4,528,125 of underwriting fees and $489,401 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $1,072,107. Net loss of $6,668,793 was affected by unrealized gain on marketable securities held in the trust account of $2,395, interest earned on marketable securities held in the trust account of $56,233, the change in fair value of warrant liability of $3,322,992 and transaction costs allocated to the warrant liabilities of $9,348. Changes in operating assets and liabilities provided $2,322,974 of cash for operating activities.

For the period from October 1, 2020 (inception) through December 31, 2020, cash used in operating activities was $25,313. Net loss of $5,420 was affected by the changes in operating assets and liabilities, which used $19,893 of cash from operating activities.

As of December 31, 2021, we had marketable securities of $201,308,628 (including $58,628 of interest income and unrealized gains) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Interest income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.

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

As of December 31, 2021, we had cash of $63,179 and working capital deficit of $2,181,274. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans. Refer to Note 5 of our financial statements. Through the date of this filing, there have been no amounts advanced to us under the working capital loans. We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties.

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

Based on the foregoing, we believe we will have sufficient cash available to meet its needs through the earlier of consummation of a business combination or through the liquidation date of February 9, 2023, which is the current liquidation date by virtue of us entering into a Merger Agreement on November 4, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan to alleviate the substantial doubt is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 9, 2023. Management believes the business combination will occur prior to the termination set forth in the Merger Agreement of August 1, 2022 (270 days following the date of the Merger Agreement), which is before the date of the mandatory liquidation date. As such, based on these factors and other considerations, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation described above.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021.

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

We engaged Chardan as an advisor in connection with a business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay Chardan a marketing fee for such services upon the consummation of our initial business combination in an amount equal to, 7,043,750, or 3.5% of the gross proceeds of the initial public offering, including the proceeds from the full exercise of the over-allotment option.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from loss per common share as the redemption value approximates fair value.

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

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the fiscal year ended December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, previously disclosed in our quarterly reports for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the previously disclosed material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses described above, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

ITEM 9B. OTHER INFORMATION

None.

 ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
John Schaible	51	Chairman and Chief Executive Officer
Miguel Leon	56	Director and Chief Financial Officer
Daniel Caamano V	65	Director and President
Sandip I. Patel	55	Director
Thomas J. Hammond	64	Director
Richard Korhammer	56	Director
Steven J. Carlson	62	Director

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

Miguel Leon, Ph.D. has served as our Chief Financial Officer since our inception in October 2020. Mr. Leon is currently a President and Founding Partner of SCA Inventarios, a Chilean logistics and technology company since 2010; a Director of AtlasBank Panama since 2017; President of Sartor Asset Managements since 2020, Director Azul Azul S.A since 2021. He was Director of Tanner Asset Management, an asset management company, since 2020. He was also Partner and Director of Solís de Ovando, Leon & Company, an M&A advisory boutique firm, since 2011. Previously, from 2006 to 2011, he was Lead Partner at KPMG Advisory Area Chile, directing more than ten lines of business in various areas of consulting, including corporate finance, risk and compliance and technology. Mr. Leon was also head of the Centre of Excellence at KPMG Corporate Finance in Latin America. Both at Arthur Andersen and Ernst & Young, he served as Regional Director for the Latin America Global Corporate Finance team. Mr. Leon led many mergers and acquisitions, due diligence, business appraisals, arbitration proceedings, and surveys in economic, finance and accounting with a focus on the banking sector. He was also Dean of the Faculty of Economics, Business and Engineering at the Universidad Finis Terrae and President of the Monetary Club Chile. Mr. Leon has a Ph.D. in management science ESADE, Spain; an M.B.A. from the University of Deusto, Spain; a degree in computer engineering from the University Federico, Santa María; and a degree in business administration from the University of Talca.

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

Sandip I. Patel, Esq., has served as a member of our board of directors since our inception in October 2020. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding shareholder of AtlasBanc, and was a co-founding shareholder, and board member of Anderen Bank. He served on the board of directors for Avatar Property and Casualty Insurance Company, a Florida-based homeowners insurance company. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since September 2021, Mr. Patel has served as a director of Monterey Bio Acquisition Corporation, a special purpose acquisition company (Nasdaq: MTRY). Mr. Patel received his JD degree from the Stetson University College of Law, and a B.B.A in Finance from the University of Georgia.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on February 4, 2021 through the completion of our initial business combination with a target business, we pay to Quantum Ventures a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Quantum Ventures LLC(2)	3,796,335	15.1%
Chardan Quantum LLC(3)	949,084	3.8%
John Schaible(4)	40,833	*
Miguel Leon	40,833	*
Daniel Caamano, V(4)	40,833	*
Sandip I. Patel(4)	40,833	*
Thomas J. Hammond	40,833	*
Richard Korhammer	40,833	*
Steven J. Carlson	40,833	*
All executive officers and directors as a group (7 individuals)	4,082,166	16.2%
MMCAP International Inc. SPC(5)	2,500,000	9.9%
The Goldman Sachs Group, Inc.(6)	1,472,274	5.9%
Dark Forest Capital Management LP(7)	1,348,563	5.4%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Quantum FinTech Acquisition Corporation, 4221 W. Boy Scout Blvd., Suite 300, Tampa FL, 33607.

(2)	According to a Schedule 13G filed with the SEC on February 14, 2022, the shares reported above are held in the name of Quantum Ventures. Messrs. Schaible, Caamano and Patel are the three managers of Quantum Ventures. Any action by Quantum Ventures with respect to the founder shares held by it, including voting and dispositive decisions, requires a majority vote of the board of managers. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Quantum Ventures’ managers, none of the managers of Quantum Ventures is deemed to be a beneficial owner of Quantum Ventures’ securities, even those in which such manager holds a pecuniary interest. Accordingly, none of such individuals is deemed to have or share beneficial ownership of the founder shares held by Quantum Ventures.

(3)	The business address of Chardan Quantum LLC is 17 State Street, New York, NY 10004.

(4)	Although Messrs. Schaible, Caamano and Patel disclaim beneficial ownership of the founder shares held by Quantum Ventures, for presentation purposes, such shares are included in the totals set forth in this table.

(5)	According to a Schedule 13G/A filed with the SEC on February 9, 2022 by MMCAP International Inc. SPC (“MMCAP International”) and MM Asset Management Inc. (“MM Asset Management”). MMCAP International and MM Asset Management share voting and dispositive power with respect to all of the reported shares. The address for MMCAP International is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and the address for MM Asset Management is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

(6)	According to a Schedule 13G filed with the SEC on January 27, 2022 by The Goldman Sachs Group, Inc. (“GS Group”) and Goldman Sachs & Co. LLC. (“Goldman Sachs”). GS Group and Goldman Sachs share voting and dispositive power with respect all of the reported shares. Goldman Sachs, a subsidiary of GS Group and a broker/dealer and investment adviser, may be deemed to beneficially own these securities. The address for GS Group and Goldman Sachs is 200 West Street, New York, NY 10282.

(7)	According to a Schedule 13G filed with the SEC on November 8, 2021 by Dark Forest Capital Management LP, (the “Firm”), and Dark Forest Global Equity Master Fund LP (“Dark Forest Master”). The Firm and Dark Forest Master share voting and dispositive power with respect to all of the securities. The Firm, as the investment manager to Dark Forest Master, may be deemed to beneficially own these securities. Jacob Kline is the managing member of the general partner of the Firm and exercises investment discretion with respect to these securities. The address for the Firm and Dark Forest Master is 151 West Avenue, Darien, Connecticut 06820.

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

Commencing on February 4, 2021 through the completion of our initial business combination with a target business, we pay to Quantum Ventures a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

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

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans. Refer to Note 5 of our financial statements. Through the date of this filing, there have been no amounts advanced to us under the working capital loans. We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties.

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

We paid to Chardan an underwriting discount of $0.225 per unit purchased by it in our initial public offering. We also engaged Chardan as an advisor in connection with our business combination, pursuant to the Business Combination Marketing Agreement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will pay Chardan a marketing fee for such services upon the consummation of our initial business combination in an amount equal to, $7,043,750, or 3.5% of the gross proceeds of the initial public offering, including the proceeds from the full exercise of the underwriters’ over-allotment option. As a result, Chardan will not be entitled to such fee unless we consummate our initial business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020 totaled $123,018 and $51,780, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)†	Agreement and Plan of Merger, dated as of November 4, 2021, by and among the Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., and TSG Merger Sub, Inc.
2.2(2)	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2021, by and among Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., and TSG Merger Sub, Inc.
2.3(3)	Business Combination Marketing Agreement, dated February 4, 2021, between the Registrant and Chardan Capital Markets LLC.
3.1(3)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
4.1(4)	Specimen Unit Certificate.
4.2(4)	Specimen Common Stock Certificate.
4.3(4)	Specimen Warrant Certificate.
4.4(3)	Warrant Agreement, dated February 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.1(4)	Promissory Note, dated October 1, 2020, issued to Quantum Ventures LLC, LLC.
10.2(4)	Subscription Agreement, dated October 23, 2020, between the Registrant and Quantum Ventures LLC.
10.3(3)	Letter Agreement, dated February 4, 2021, among the Registrant, Quantum Ventures LLC and Chardan Quantum LLC.
10.4(3)	Letter Agreement, dated February 4, 2021, among the Registrant and each of the executive officers and directors of the Registrant.
10.5(3)	Investment Management Trust Agreement, dated February 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(3)	Registration and Stockholder Rights Agreement, dated February 4, 2021, among the Registrant, Continental Stock Transfer & Trust Company, Quantum Ventures LLC, Chardan Quantum LLC and each of the executive officers and directors of the Registrant.
10.7(3)	Private Placement Warrants Purchase Agreement, dated February 4, 2021, between the Registrant and Quantum Ventures LLC.
10.8(3)	Private Placement Warrants Purchase Agreement, dated February 4, 2021, between the Registrant and Chardan Quantum LLC.
10.9(3)	Administrative Services Agreement, dated February 4, 2021, between the Registrant and Quantum Ventures LLC.
10.10(3)	Form of Indemnity Agreement.
10.11(1)	Form of Subscription Agreement.
10.12(1)†	Sponsor Support Agreement Amendment, effective as of November 4, 2021, by and among Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., Monex Group, Inc., Quantum Ventures LLC and the other parties named therein.
10.13(1)†	Company Support Agreement, effective as of November 4, 2021, by and among Quantum FinTech Acquisition Corporation TradeStation Group, Inc. and Monex Group, Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema
101.CAL*	iXBRL Taxonomy Calculation Linkbase
101.LAB*	iXBRL Taxonomy Label Document
101.PRE*	iXBRL Definition Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 10, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on December 21, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on February 10, 2021.
(4)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252226), filed with the SEC on January 19, 2021, as amended.

ITEM 16. FORM 10-K SUMMARY

None

QUANTUM FINTECH ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Quantum FinTech Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantum FinTech Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 9, 2022

QUANTUM FINTECH ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$63,179	$21,868
Prepaid expenses	339,450	20,833
Total Current Assets	402,629	42,701

Deferred offering costs	—	157,919
Marketable securities held in Trust Account	201,308,628	—
TOTAL ASSETS	$201,711,257	$200,620

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,642,531	$940
Accrued offering costs	—	50,000
Promissory note – related party	—	130,100
Total Current Liabilities	2,642,531	181,040

Warrant liabilities	7,137,930	—
Total Liabilities	9,780,461	181,040

Commitments and Contingencies

Common stock subject to possible redemption; 20,125,000 and no shares at redemption value at December 31, 2021 and 2020, respectively	201,250,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	503	503
Additional paid-in capital	—	24,497
Accumulated deficit	(9,319,707)	(5,420)
Total Stockholders’ (Deficit) Equity	(9,319,204)	19,580
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$201,711,257	$200,620

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from October 1, 2020 (inception) through December 31,
	2021	2020

Operating and formation costs	$3,404,429	$5,420
Loss from operations	(3,404,429)	(5,420)

Other (expense) income:
Change in fair value of warrant liability	(3,322,992)	—
Interest earned on marketable securities held in Trust Account	56,233	—
Unrealized gain on marketable securities held in Trust Account	2,395	—
Other expense, net	(3,264,364)	—

Net loss	$(6,668,793)	$(5,420)

Basic and diluted weighted average shares outstanding, Redeemable common stock	17,897,945	—
Basic and diluted net loss per share, Redeemable common stock	$(0.29)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,959,332	4,375,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.29)	$(0.00)

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — October 1, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(5,420)	(5,420)

Balance – December 31, 2020	5,031,250	503	24,497	(5,420)	19,580

Accretion of Common Stock subject to Redemption	—	—	(8,500,809)	(2,645,494)	(11,146,303)

Fair value of Public Warrants at issuance	—	—	6,138,125	—	6,138,125

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Net loss	—	—	—	(6,668,793)	(6,668,793)

Balance – December 31, 2021	5,031,250	$503	$—	$(9,319,707)	$(9,319,204)

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from October 1, 2020 (inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(6,668,793)	$(5,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	3,322,992	—
Transaction costs incurred in connection with warrant liability	9,348	—
Unrealized gain on marketable securities held in Trust Account	(2,395)	—
Interest earned on marketable securities held in Trust Account	(56,233)	—
Changes in operating assets and liabilities:
Prepaid expenses	(318,617)	(20,833)
Accounts payable and accrued expenses	2,641,591	940
Net cash used in operating activities	(1,072,107)	(25,313)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)	—
Net cash used in investing activities	(201,250,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,721,875	—
Proceeds from promissory note - related party	23,957	130,100
Proceeds from sale of Private Placements Warrants	6,153,125	—
Repayment of promissory note - related party	(154,057)	—
Payment of offering costs	(381,482)	(107,919)
Net cash provided by financing activities	202,363,418	47,181

Net Change in Cash	41,311	21,868
Cash – Beginning	21,868	—
Cash – Ending	$63,179	$21,868

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$50,000
Initial classification of common stock subject to possible redemption	$201,250,000	$—
Initial classification of warrant liability	$3,814,938	$—
Accretion of common stock subject to possible redemption	$11,146,303	$—

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

On November 4, 2021, the Company entered into a Merger Agreement by and among the Company, TradeStation, and Merger Sub. The Merger Agreement, and other parties thereto, are described in Note 6.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income and expenses in the form of interest income from the proceeds derived from the Initial Public Offering and change in fair value of warrant liability.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

At the time of the Initial Public Offering, the Co-Sponsors and the other holders of the Company’s shares prior to the Initial Public Offering (the “initial stockholders”) agreed (A) to vote their Founder Shares and any Public Shares in favor of a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to a Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete a Business Combination within 18 months (August 9, 2022) (or 24 months from the closing of the Initial Public Offering (February 9, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by August 9, 2022) unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to convert any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. As a result of the Company entering into a Merger Agreement on November 4, 2021, the Company has until February 9, 2023 to complete Business Combination.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

At the time of the Initial Public Offering, the initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Management’s Plan

As of December 31, 2021, the Company had $63,179 in its operating bank accounts, $201,308,628 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $2,181,274. As of December 31, 2021, $58,628 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through December 31, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

In October 2021, the Sponsor committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has not drawn on the Working Capital Loans as of December 31, 2021. In February 2022, the Sponsor committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company has not drawn on the Working Capital Loans as of the issuance of the financial statements.

Based on the foregoing, the Company believes it will have sufficient cash available to meet its needs through the earlier of consummation of a Business Combination or through liquidation date of February 9, 2023 which is the current liquidation date by virtue of the Company entering into a Merger Agreement on November 4, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023 (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan to alleviate the substantial doubt is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 9, 2023. Management believes the business combination will occur prior to the termination set forth in the Merger Agreement of August 1, 2022 (270 days following the date of the Merger Agreement), which is before the date of the mandatory liquidation date. As such, based on these factors and other considerations, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation described above.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the private warrant liabilities and fair value of the sale of the Founder Shares. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to private warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the statement of operations.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	$(6,138,125)
Class A common stock issuance costs	(5,008,178)
Plus:
Accretion of carrying value to redemption value	$11,146,303

Class A common stock subject to possible redemption	$201,250,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Losses are allocated between redeemable and non-redeemable shares based on relative amounts of weighted average shares outstanding. Accretion associated with the redeemable shares of common stock is excluded from loss per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	Year Ended		For the Period from October 1, 2020 (Inception) through
	December 31, 2021		December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(5,221,868)	$(1,446,925)	$—	$(5,420)
Denominator:
Basic and diluted weighted average shares outstanding	17,897,945	4,959,332	—	4,375,000
Basic and diluted net loss per share of common stock	$(0.29)	$(0.29)	$—	$(0.00)

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

DECEMBER 31, 2021

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

At the time of the Initial Public Offering, the initial stockholders agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of nine months after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, nine months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. If the Company seeks stockholder approval in connection with a Business Combination, the Co-Sponsors have agreed to vote its their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination.

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $110,000 in fees for these services, which are included in the operating and formation costs in the accompanying statements of operations. For the period from October 1, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. As of December 31, 2021 and 2020, there was no balance and $130,100, respectively, outstanding under the Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

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

In October 2021, the Sponsor committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans. In February 2022, the Sponsor committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans. Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 4, 2021, the holders of the Founder Shares, as well as the holders of the Private Warrants (and underlying securities) and any warrants issued in payment of Working Capital Loans made to the Company (and underlying securities) will have registration and stockholder rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration and stockholder rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Merger Agreement

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, TradeStation Group, Inc., a Florida corporation (“TradeStation”), and TSG Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TradeStation (“Merger Sub”). TradeStation provides a multi-asset trading platform on desktop, web and mobile as a self-clearing online broker for the equities, options, futures and cryptocurrency self-directed investor markets. The Merger Agreement was unanimously approved by the Company’s board of directors. If the Merger Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation (the “TradeStation Business Combination”).

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Sponsor Support Agreement

Additionally, the Company entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with TradeStation, Monex and the initial stockholders, pursuant to which, among other things, each of the initial stockholders agreed to vote any of the shares of Company Common Stock held by them in favor of the TradeStation Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the TradeStation Business Combination. In addition, the insiders agreed not to transfer (i) their TradeStation common stock following the Closing, subject to certain exceptions, until the earlier of (A) (1) in the case of Co-Sponsors, 12 months from Closing and (2) in the case of the Company’s directors and officers, 6 months from Closing and (B) subsequent to the Closing, the date on which the last reported sale price of TradeStation common stock exceeds $12.50 per share for 20 out of any 30 consecutive trading days and (ii) their TradeStation warrants following the Closing, subject to certain exceptions, until the later of (A) 30 days from closing and (B) February 4, 2022.

Vendor Agreement

On August 20, 2021, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to 3% of the aggregate purchase price of the securities sold in the private placement. If the Company engages a co-placement agent in connection with the private placement the contingent fee will be 4% of the aggregate purchase price of the securities sold in the private placement. In addition, the vendor will receive reimbursement of out-of-pocket expenses that shall not exceed $50,000.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were 5,031,250 shares of common stock issued and outstanding.

NOTE 8. WARRANTS

As of December 31, 2021, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$32,650	$1,138
Unrealized gain on marketable securities	(2,743)	—
Business Combination Expenses	567,905	—
Total deferred tax assets	597,812	1,138
Valuation Allowance	(597,812)	(1,138)
Deferred tax assets (liability), net of allowance	$—	$—

The income tax (benefit) provision for the year ended December 31, 2021 and the period from October 1, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred (current and non-current deferred)	(596,674)	(1,138)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	596,674	1,138

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company has a total of $155,478 and $5,420, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company had did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $596,674. For the period from October 1, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $1,138.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	(1.54)%	(0.0)%
Change in fair value of warrant liability	(10.46)%	0.0%
Transaction costs – warrants	(0.03)%	0.0%
Valuation allowance	(8.96)%	(21.00)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020 remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

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

At December 31, 2021, assets held in the Trust Account were comprised of $201,308,628 in money market funds which are primarily invested in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$201,308,628

Liabilities:
Warrant liability – Private Warrants	3	$7,137,930

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Private Placement Warrants were initially and as of the end of each subsequent report period, valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stocks. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	February 9, 2021 (Initial Measurement) and February 12, 2021 (over-allotment exercise)	December 31, 2021
Market price of public shares	$9.39	$9.89
Risk-free rate	0.54%	1.27%
Dividend yield	0.00%	0.00%
Volatility	14.1%	9.5%
Exercise price	$11.50	$11.50
Effective expiration date	6/20/26	02/25/27

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on February 9, 2021	3,448,750
Exercising of underwriters’ over-allotment on February 12, 2021	366,188
Change in valuation inputs or other assumptions	3,322,992
Fair value as of December 31, 2021	$7,137,930

There were no transfers between levels during the year ended December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Sponsor committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company has not drawn on the Working Capital Loans as of the issuance of the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum FinTech Acquisition Corporation

Dated: March 9, 2022	By:	/s/ John Schaible
John Schaible
Chairman and Chief Executive Officer

Dated: March 9, 2022	By:	/s/ Miguel Leon
Miguel Leon
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2022.

Signatures	Capacity in Which Signed

/s/ John Schaible	Chairman and Chief Executive Officer
John Schaible	(Principal Executive Officer)

/s/ Miguel Leon	Chief Financial Officer and Director
Miguel Leon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Caamano V	Director
Daniel Caamano V

/s/ Sandip I. Patel	Director
Sandip I. Patel

/s/ Thomas J. Hammond	Director
Thomas J. Hammond

/s/ Richard Korhammer	Director
Richard Korhammer

/s/ Steven J. Carlson	Director
Steven J. Carlson