Form 10-K/A
period 2021-12-31
Quantum FinTech Acquisition Corp
filed 2022-04-11
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Quantum Fintech Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (the “Original Filing”), to restate our financial statements as of December 31, 2021 (the “Restatement”), including describing the Restatement and its impact on previously reported amounts.

The Company has re-evaluated the Company’s application of ASC 815-40 to its accounting for the derivative liability as a result of the Subscription Agreements (as defined below) entered into on November 4, 2021. As more fully described in Note 6 to the restated financial statements, pursuant to the Subscription Agreements, Additional Shares (as defined below) may be issued to certain investors based on conditions and terms set forth in the Subscription Agreements. As a result, the Subscription Agreements create a potential obligation to issue Additional Shares and therefore, the Company should have classified this instrument to issue Additional Shares as a derivative liability in the Original Filing. Under this accounting treatment, the Company is required to measure the fair value of the PIPE derivative liability (as defined in the restated financial statements) on the date of issuance, and at the end of each reporting period and recognize any change in fair value in the Company’s operating results for the current period.

The Company has also re-evaluated its going concern assessment as of December 31, 2021. The Company has a sponsor commitment of $3,000,000, which the Company believed would alleviate any substantial doubt about the Company’s  ability to continue as a going concern that might have resulted from the need to raise additional capital. However, the Company did not consider that it needs approval from TradeStation Group, Inc. (“TradeStation”) to borrow any additional amounts over $500,000, and it is uncertain whether any such approval could be obtained. As a result, the Company may not be able to utilize the sponsor commitment or obtain additional financing that it would require to continue as a going concern. Based on the re-evaluation, management has determined that as of December 31, 2021, there is a substantial doubt about the Company’s ability to continue as a going concern, which is disclosed in the restated financial statements in this Amendment.

In addition, this Amendment includes additional information pertaining to the following items (i) the Amendment to the Merger Agreement dated December 17, 2021, which impacted, among other things, the formula to convert common stock held by our public stockholders upon consummation of the proposed business combination, (ii) the Additional Shares described in the Subscription Agreement and (iii) the Incentive Shares described in the Subscription Agreement, all of which were not disclosed in the Original Filing.

The Restatement does not have an impact on the Company’s cash position.

In connection with the Restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the Restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2021 were not effective due to the material weaknesses with respect to compiling information to prepare our financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure of an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures. For more information, see the revised Item 9A included in this Amendment.

In addition, subsequent to the Original Filing, we are disclosing in this Amendment that on March 14, 2022, we issued an unsecured promissory note evidencing Working Capital Loans (as defined below), effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures (as defined below), as further described herein, which was not disclosed in the Original Filing.

The following items have been amended to reflect the Restatement, going concern assessment, and the promissory note, as well as updates to certain risk factors related to the TradeStation Business Combination (as defined herein):

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II. Item 9B. Other Information

Part II, Item 15. Financial Statements and Supplementary Data

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition, we are filing with this Amendment (i) Exhibit 10.14 – Promissory Note, dated January 3, 2022, issued to Quantum Ventures, as further described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) Exhibit 4.5 - Description of Securities, which were not previously filed with the Original Filing, and (iii) new certifications of the  Company’s Chief Executive Offer and Chief Financial Officer dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Company’s Original Filing is being amended or updated by this Amendment other than as described herein, and this Amendment does not purport to reflect any information or events subsequent to the Original Filing. This Amendment continues to describe the conditions as of the date of the Original Filing, except as expressly contained herein, and we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Filing.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with TradeStation. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination, including the proposed business combination with TradeStation, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our expectations around the performance of TradeStation or any other prospective target business or businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with TradeStation is not completed;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from the NYSE or an inability to have our securities listed on the NYSE following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our financial performance following the initial public offering;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern;” and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 (File No. 333-261885) that TradeStation filed with the SEC on December 23, 2021 relating to our proposed business combination with TradeStation.

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

Significant Events and Transactions

We entered into an Agreement and Plan of Merger (the “Original Agreement” and, as amended by the Amendment (defined below), the “Merger Agreement”) with TradeStation on November 4, 2021. Pursuant to the Merger Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the Merger Agreement by our stockholders, TSG Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TradeStation, will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation (the “TradeStation Business Combination”).

On December 17, 2021, we entered into a First Amendment to the Original Agreement (the “Amendment”) with TradeStation, which caps the exchange ratio for which public shares will be exchanged for shares of TradeStation common stock in the Merger at 1.3727 shares, which is equivalent to the exchange ratio in scenarios where 90% of the public shares are redeemed. In connection with the closing of the TradeStation Business Combination (the “Closing”), each public share that is outstanding and has not been redeemed will be converted into a number of shares of TradeStation common stock equal to the lower of (A) 1.3727 and (B) (1) the sum of (x) the number of public shares outstanding for which holders have not elected redemption as of immediately prior to the Closing plus (y) 750,000 divided by (2) the number of public shares outstanding for which holders have not elected redemption immediately prior to the Closing.  Prior to the Amendment, 750,000 additional shares would have been distributable pro rata to the public stockholders that elected not to redeem.

Additionally, the Company and TradeStation entered into subscription agreements (collectively, the “Subscription Agreements”), each dated as of November 4, 2021, with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 shares of our common stock for $10.00 per share (the “Company PIPE Shares”), including 5,000,000 shares to Monex Group, Inc. (“Monex”), which is currently the sole stockholder of TradeStation. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation common stock.

Subject to limitations described below, in the event that the Adjustment Period VWAP (as defined below) is less than $10.00 per share of TradeStation common stock (as adjusted for any stock split, reverse stock split or similar adjustment following the Closing), each PIPE Investor, other than Monex, shall be entitled to receive from TradeStation a number of additional shares of TradeStation common stock equal to the product of (x) the number of Company PIPE Shares, excluding any Incentive Shares (as defined below) issued to such PIPE Investor at the Closing that such PIPE Investor holds through the Measurement Date (as defined below), multiplied by (y) a fraction, (A) the numerator of which is $10.00 (as adjusted for any stock split, reverse stock split or similar adjustment following the Closing) minus the Adjustment Period VWAP, and (B) the denominator of which is the Adjustment Period VWAP (such additional shares, the “Additional Shares”). If (i) at any time from the Closing through the Measurement Date, a PIPE Investor is not the record and beneficial owner of or otherwise transfers the TradeStation common stock into which the Company PIPE Shares are converted at the Closing , other than ordinary course of business pledges as part of prime brokerage or other similar financing arrangements permitted under the Subscription Agreements; or (ii) at any time from the Closing through the Measurement Date, the PIPE Investor or any person or entity acting on its behalf, at its direction or pursuant to any understanding with the PIPE Investor directly or indirectly engages in any transaction in breach of the prohibition in the Subscription Agreements on “short sales,” the PIPE Investor will automatically and irrevocably forfeit any right to or interest in any Additional Shares.

Monex will participate in the PIPE Investment and has agreed to purchase 5,000,000 Company PIPE Shares pursuant to a Subscription Agreement on substantially the same terms and conditions as the other PIPE Investors; provided that it will not be entitled to receive any Additional Shares. The Company will issue to any PIPE Investor or group of PIPE investors, other than Monex, whose aggregate subscription amount for Company PIPE Shares is equal to or greater than $5 million, an additional number of Company PIPE Shares (the “Incentive Shares”), equal to 10.0% of such aggregate subscribed-for Committed Shares for no additional consideration (which will result in the issuance of an aggregate of 750,000 additional Incentive Shares). No PIPE Investor will be entitled to receive any Additional Shares in respect of the Incentive Shares.

For purposes of the Subscription Agreements: (i) the “Adjustment Period VWAP” means the higher of (x) the lower of (A) the average of the VWAP of a share of TradeStation common stock, determined for each of the successive 60 Trading Days of the Adjustment Period (as defined below) and (B) the average of the VWAP of a share of TradeStation common stock determined for each of the successive 10 trading days ending on and including the last day of the Adjustment Period and (y) $6.50; (ii) the “Adjustment Period” means the 60 trading day period beginning on and including the date a resale registration statement for the PIPE shares is declared effective; and (iii) the “Measurement Date” means the last day of the Adjustment Period.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by August 9, 2022 (or February 9, 2023, as applicable) may give potential target businesses leverage over us in negotiating our initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	Our securities may not continue to be listed on the NYSE in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate until August 9, 2022 (or February 9, 2023, as applicable) it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from Quantum Ventures, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait until August 9, 2022 (or February 9, 2023, as applicable) or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) on our redemption, and our warrants will expire worthless.

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

Our co-sponsors and our officers and directors have agreed that we must complete our initial business combination by  August 9, 2022 (or February 9, 2023, as applicable) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by August 9, 2022. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and Delaware law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation and Delaware law, prior to any voluntary winding up.

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

If we were unable to complete the TradeStation Business Combination and have to select another target business with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any such other target business’ operations.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we initially focused our efforts on identifying high-growth financial services and FinTech businesses. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, if we were unable to complete the TradeStation Business Combination, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we may not have adequate time to complete due diligence with respect to the target business and its industry. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

 If we were unable to complete the TradeStation Business Combination, we could seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

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

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the TradeStation Business Combination, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise its redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the NYSE, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less on our redemption, and our warrants will expire worthless.

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

If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. In addition, pursuant to the Merger Agreement, we cannot borrow amounts over $500,000 unless we receive approval from TradeStation. The current economic environment, including due to the effects of the COVID-19 pandemic, has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 9, 2023, then we will cease all operations except for the purpose of liquidating. Quantum Ventures has committed to provide us up to $3,000,000 in Working Capital Loans (as defined below), however, pursuant to the Merger Agreement, we need approval from TradeStation to borrow amounts over $500,000, so we may not be able to utilize the Working Capital Loan commitments or obtain additional financing. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination before February 9, 2023, however, it is uncertain whether management will succeed in doing so. The restated financial statements contained elsewhere in this Amendment do not include any adjustments that might result from our inability to continue as a going concern.

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

If we are unable to complete the TradeStation Business Combination, we may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

If we are unable to complete the TradeStation Business Combination, we may attempt to consummate our initial business combination with a private company about which little information is available.

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

If we are unable to complete the TradeStation Business Combination, we may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

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

Our private warrants and Additional Shares that may be issued pursuant to the Subscription Agreement are accounted for as liabilities and the changes in value of our private warrants and such Additional Shares could have a material effect on our financial results.

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

In addition, as more fully described in Note 6 to the restated financial statements, pursuant to the Subscription Agreements, Additional Shares may be issued to certain investors based on terms and conditions set forth in the Subscription Agreements. As a result, the Subscription Agreements create a potential obligation to issue Additional Shares and, therefore, we should have classified this instrument to issue Additional Shares as a derivative liability in the Original Filing. Under this accounting treatment, we are required to measure the fair value of the PIPE derivative liability (as defined in the restated financial statements) on the date of issuance, and at the end of each reporting period and recognize any change in fair value in our operating results for the current period.

As a result of the recurring fair value measurements, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and our PIPE derivative liability each reporting period and that the amount of such gains or losses could be material.

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

In connection with the Restatement described in this Amendment, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the Restatement. As a result of that reassessment, our management determined that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses with respect to compiling information to prepare our financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure of an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

Previously, in connection with our initial public offering, we accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management identified errors in its historical financial statements and performed a quantitative assessment under SAB 99. Based on this assessment, after consultation with our independent registered public accounting firm, our management and audit committee concluded that a restatement of our financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as common stock subject to possible redemption and that a material weakness in our internal controls over financial reporting exists as a result of the identified errors that led to such restatement.

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

As a result of the material weaknesses in our internal controls over financial reporting described above, the change in accounting for the private warrants, the change in classification of redeemable public shares, the reclassification of Additional Shares issuable pursuant to the Subscription Agreement as a derivative liability, the change in our going concern assessment, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Significant Events and Transactions

We entered into the Original Agreement with TradeStation on November 4, 2021 and the Amendment with TradeStation on December 17, 2021. Pursuant to the Merger Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the Merger Agreement by our stockholders, TSG Merger Sub, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation.

Additionally, we and TradeStation entered into Subscription Agreements, each dated as of November 4, 2021, with the PIPE Investors pursuant to which, among other things, we agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 Company PIPE Shares, including 5,000,000 shares to Monex. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation common stock.

Subject to limitations described above, in the event that the Adjustment Period VWAP is less than $10.00 per share of TradeStation common stock (as adjusted for any stock split, reverse stock split or similar adjustment following the Closing), each PIPE Investor, other than Monex, shall be entitled to receive from TradeStation a number of Additional Shares equal to the product of (x) the number of Company PIPE Shares, excluding any Incentive Shares issued to such PIPE Investor at the Closing that such PIPE Investor holds through the Measurement Date (as defined above), multiplied by (y) a fraction, (A) the numerator of which is $10.00 (as adjusted for any stock split, reverse stock split or similar adjustment following the Closing) minus the Adjustment Period VWAP, and (B) the denominator of which is the Adjustment Period VWAP (such additional shares, the “Additional Shares”).

For purposes of the Subscription Agreements: (i) the “Adjustment Period VWAP” means the higher of (x) the lower of (A) the average of the VWAP of a share of TradeStation common stock, determined for each of the successive 60 Trading Days of the Adjustment Period (as defined below) and (B) the average of the VWAP of a share of TradeStation common stock determined for each of the successive 10 trading days ending on and including the last day of the Adjustment Period and (y) $6.50; (ii) the “Adjustment Period” means the 60 trading day period beginning on and including the date a resale registration statement for the PIPE shares is declared effective; and (iii) the “Measurement Date” means the last day of the Adjustment Period.

Monex will participate in the PIPE Investment and has agreed to purchase 5,000,000 Company PIPE Shares pursuant to a Subscription Agreement on substantially the same terms and conditions as the other PIPE Investors; provided that it will not be entitled to receive any Additional Shares. The Company will issue to any PIPE Investor or group of PIPE investors, other than Monex, whose aggregate subscription amount for Company PIPE Shares is equal to or greater than $5 million, an additional number of Company PIPE Shares equal to 10.0% of such aggregate subscribed-for Committed Shares for no additional consideration (which will result in the issuance of an aggregate of 750,000 additional Incentive Shares). No PIPE Investor will be entitled to receive any Additional Shares in respect of the Incentive Shares.

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

On December 17, 2021, we entered into the Amendment to the Merger Agreement.

The Amendment caps the exchange ratio for which shares of the Company’s public shares will be exchanged for shares of TradeStation common stock in the Merger. The parties considered the potentially dilutive effect of the Company’s warrants arising from the original exchange ratio in scenarios where more than 90% of the public shares are redeemed, and agreed to the addition of the cap to mitigate such potentially dilutive effect. The cap of 1.3727 shares is equivalent to the exchange ratio in scenarios where 90% of the public shares are redeemed.

In connection with the Closing, each public share that is outstanding and has not been redeemed will be converted into a number of shares of TradeStation common stock equal to the lower of (A) 1.3727 and (B) (1) the sum of (x) the number of public shares outstanding for which holders have not elected redemption as of immediately prior to the close of the Business Combination plus (y) 750,000 divided by (2) the number of public shares outstanding for which holders have not elected redemption immediately prior to the Closing.

In addition, the Amendment revises Exhibit B of the Original Agreement – the form of Amended and Restated Charter of TradeStation following the Business Combination – to remove classes for the post-closing board of directors and to remove the right of Monex to appoint directors to vacancies on the post-closing board of directors of TradeStation. Following the close of the Business Combination, each director shall serve for a term expiring at the first annual meeting of shareholders and shall be elected until the next annual meeting of shareholders and vacancies on the post-closing board of directors shall be filled by the affirmative vote of a majority of the directors then in office.

Refer to Note 6 of our financial statements for further details on the TradeStation Business Combination, the Merger Agreement, the Amendment, the Subscription Agreements and the Sponsor Support Agreement.

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

For the year ended December 31, 2021, we had a net loss of $5,702,793, which consists of a change in fair value of the PIPE derivative liability of $966,000, unrealized gain on marketable securities held in our trust account of $2,395 and interest earned on marketable securities held in trust account of $56,233, offset by operating costs of $3,404,429 and change in fair value of warrant liability of $3,322,992.

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

For the year ended December 31, 2021, cash used in operating activities was $1,072,107. Net loss of $5,702,793 was affected by a change in fair value of the PIPE derivative liability of $966,000, unrealized gain on marketable securities held in the trust account of $2,395, interest earned on marketable securities held in the trust account of $56,233, the change in fair value of warrant liability of $3,322,992 and transaction costs allocated to the warrant liabilities of $9,348. Changes in operating assets and liabilities provided $2,322,974 of cash for operating activities.

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

As of December 31, 2021, we had cash of $63,179 and working capital deficit of $6,805,902. The working capital deficit includes the PIPE derivative liability of $4,566,000 which will be settled upon Closing. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements.

On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 12 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties, however, pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000. As of the date of this Amendment, a principal balance of $242,101 has been advanced to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 9, 2023. Management believes the business combination will occur prior to the termination set forth in the Merger Agreement of August 1, 2022 (270 days following the date of the Merger Agreement), which is before the date of the mandatory liquidation date. As discussed above, on March 14, 2022, we issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. Pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000 so, we may not be able to utilize the Working Capital Loan commitments or obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the restated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023.

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

Derivative Liabilities

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while the warrants and the PIPE derivatives  are outstanding. We have concluded that the public warrants should be classified as equity instruments, and the PIPE derivatives and the private warrants should be classified as liability instruments.

For issued or modified derivatives that meet all of the criteria for equity classification, the derivatives are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified derivatives that do not meet all the criteria for equity classification, the derivatives are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivatives are recognized as a non-cash gain or loss on the statements of operations.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As of the end of the fiscal year ended December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, previously disclosed in our quarterly reports for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, and the material weaknesses described below.

In addition, in connection with the Restatement described in this Amendment, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses with respect to compiling information to prepare our financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure of an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the material weaknesses described above.

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

Changes in Internal Control Over Financial Reporting

Other than the matters described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses described above, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

ITEM 9B. OTHER INFORMATION

On March 14, 2022, we issued an unsecured promissory note (the “Note”), effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The Note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The Note is required to be repaid in cash at the Closing and is not convertible into private warrants. A failure to pay the principal within five business days of the date specified above or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case Quantum Ventures may declare the Note due and payable immediately. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures as evidence of the working capital loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. Refer to Note 11 of our financial statements. The note is required to be repaid in cash at the Closing and is not convertible into private warrants.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties, however, pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000.  As of the date of this Amendment, a principal balance of $242,101 has been advanced to the Company.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements (Restated) are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)†	Agreement and Plan of Merger, dated as of November 4, 2021, by and among the Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., and TSG Merger Sub, Inc.
2.2(2)	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2021, by and among Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., and TSG Merger Sub, Inc.
2.3(3)	Business Combination Marketing Agreement, dated February 4, 2021, between the Registrant and Chardan Capital Markets LLC.
3.1(3)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
4.1(4)	Specimen Unit Certificate.
4.2(4)	Specimen Common Stock Certificate.
4.3(4)	Specimen Warrant Certificate.
4.4(3)	Warrant Agreement, dated February 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities.
10.1(4)	Promissory Note, dated October 1, 2020, issued to Quantum Ventures LLC.
10.2(4)	Subscription Agreement, dated October 23, 2020, between the Registrant and Quantum Ventures LLC.
10.3(3)	Letter Agreement, dated February 4, 2021, among the Registrant, Quantum Ventures LLC and Chardan Quantum LLC.
10.4(3)	Letter Agreement, dated February 4, 2021, among the Registrant and each of the executive officers and directors of the Registrant.
10.5(3)	Investment Management Trust Agreement, dated February 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(3)	Registration and Stockholder Rights Agreement, dated February 4, 2021, among the Registrant, Continental Stock Transfer & Trust Company, Quantum Ventures LLC, Chardan Quantum LLC and each of the executive officers and directors of the Registrant.
10.7(3)	Private Placement Warrants Purchase Agreement, dated February 4, 2021, between the Registrant and Quantum Ventures LLC.
10.8(3)	Private Placement Warrants Purchase Agreement, dated February 4, 2021, between the Registrant and Chardan Quantum LLC.
10.9(3)	Administrative Services Agreement, dated February 4, 2021, between the Registrant and Quantum Ventures LLC.
10.10(3)	Form of Indemnity Agreement.
10.11(1)	Form of Subscription Agreement.
10.12(1)†	Sponsor Support Agreement Amendment, effective as of November 4, 2021, by and among Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., Monex Group, Inc., Quantum Ventures LLC and the other parties named therein.
10.13(1)†	Company Support Agreement, effective as of November 4, 2021, by and among Quantum FinTech Acquisition Corporation TradeStation Group, Inc. and Monex Group, Inc.
10.14*	Promissory Note, dated January 3, 2022, issued to Quantum Ventures LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema
101.CAL*	iXBRL Taxonomy Calculation Linkbase
101.LAB*	iXBRL Taxonomy Label Document
101.PRE*	iXBRL Definition Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 10, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on December 21, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on February 10, 2021.
(4)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252226), filed with the SEC on January 19, 2021, as amended.

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

Restatement of 2021 Financial Statements

As discussed in Note 11 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the year ended December 31, 2021 have been restated to correct a misstatement.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 9, 2022, except for the effects of the restatement discussed in Note 11 and the third paragraph in Note 12, as to which date is April 8, 2022.

QUANTUM FINTECH ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2021 (Restated)	December 31, 2020
ASSETS
Current assets
Cash	$63,179	$21,868
Prepaid expenses	339,450	20,833
Total Current Assets	402,629	42,701

Deferred offering costs	-	157,919
Marketable securities held in Trust Account	201,308,628	-
TOTAL ASSETS	$201,711,257	$200,620

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,642,531	$940
PIPE derivative liability	4,566,000	-
Accrued offering costs	-	50,000
Promissory note – related party	-	130,100
Total Current Liabilities	7,208,531	181,040

Warrant liabilities	7,137,930	-
Total Liabilities	14,346,461	181,040

Commitments and Contingencies

Common stock subject to possible redemption; 20,125,000 and no shares at redemption value at December 31, 2021 and 2020, respectively	201,250,000	-

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	503	503
Additional paid-in capital	-	24,497
Accumulated deficit	(13,885,707)	(5,420)
Total Stockholders’ (Deficit) Equity	(13,885,204)	19,580
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$201,711,257	$200,620

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from October 1, 2020 (inception) through December 31,
	(Restated)	2020

Operating and formation costs	$3,404,429	$5,420
Loss from operations	(3,404,429)	(5,420)

Other (expense) income:
Change in fair value of warrant liability	(3,322,992)	-
Change in fair value of PIPE derivative liability	966,000	-
Interest earned on marketable securities held in Trust Account	56,233	-
Unrealized gain on marketable securities held in Trust Account	2,395	-
Other expense, net	(2,298,364)	-

Net loss	$(5,702,793)	$(5,420)

Basic and diluted weighted average shares outstanding, Redeemable common stock	17,897,945	-
Basic and diluted net loss per share, Redeemable common stock	$(0.25)	$-
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,959,332	4,375,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.25)	$(0.00)

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - October 1, 2020 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor	5,031,250	503	24,497	-	25,000

Net loss	-	-	-	(5,420)	(5,420)

Balance – December 31, 2020	5,031,250	503	24,497	(5,420)	19,580

Accretion of Common Stock subject to Redemption	-	-	(8,500,809)	(2,645,494)	(11,146,303)

Fair value of Public Warrants at issuance	-	-	6,138,125	-	6,138,125

Cash paid in excess of fair value for Private Warrants	-	-	2,338,187	-	2,338,187

Fair value of PIPE derivative liability at issuance (restated)	-	-	-	(5,532,000)	(5,532,000)

Net loss (restated)	-	-	-	(5,702,793)	(5,702,793)

Balance – December 31, 2021 (restated)	5,031,250	$503	$-	$(13,885,707)	$(13,885,204)

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from October 1, 2020 (inception) through December 31,
	(Restated)	2020

Cash Flows from Operating Activities:
Net loss	$(5,702,793)	$(5,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	3,322,992	-
Change in fair value of PIPE derivative liability	(966,000)	-
Transaction costs incurred in connection with warrant liability	9,348	-
Unrealized gain on marketable securities held in Trust Account	(2,395)	-
Interest earned on marketable securities held in Trust Account	(56,233)	-
Changes in operating assets and liabilities:
Prepaid expenses	(318,617)	(20,833)
Accounts payable and accrued expenses	2,641,591	940
Net cash used in operating activities	(1,072,107)	(25,313)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)	-
Net cash used in investing activities	(201,250,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,721,875	-
Proceeds from promissory note - related party	23,957	130,100
Proceeds from sale of Private Placements Warrants	6,153,125	-
Repayment of promissory note - related party	(154,057)	-
Payment of offering costs	(381,482)	(107,919)
Net cash provided by financing activities	202,363,418	47,181

Net Change in Cash	41,311	21,868
Cash – Beginning	21,868	-
Cash – Ending	$63,179	$21,868

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$-	$50,000
Initial classification of common stock subject to possible redemption	$201,250,000	$-
Initial classification of PIPE derivative liability	$5,532,000	$-
Initial classification of warrant liability	$3,814,938	$-
Accretion of common stock subject to possible redemption	$11,146,303	$-

The accompanying notes are an integral part of the financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 (Restated) AND 2020

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

DECEMBER 31, 2021 (Restated) AND 2020

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

DECEMBER 31, 2021 (Restated) AND 2020

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

Going Concern (Restated)

As of December 31, 2021, the Company had $63,179 in its operating bank accounts, $201,308,628 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $6,805,902. The working capital deficit includes $4,566,000 of a PIPE derivative liability which will be settled at the closing of the Business Combination. As of December 31, 2021, $58,628 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through December 31, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has not drawn on the Working Capital Loans as of December 31, 2021. In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5. Pursuant to the Merger Agreement, the Company needs approval from TradeStation (as defined in Note 6) to borrow amounts over $500,000.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023   (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 9, 2023. Management believes the business combination will occur prior to the termination set forth in the Merger Agreement of August 1, 2022 (270 days following the date of the Merger Agreement), which is before the mandatory liquidation date. On March 14, 2022, the Company issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. Pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000, so the Company may not be able to utilize the Working Capital Loan commitments or obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

DECEMBER 31, 2021 (Restated) AND 2020

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

DECEMBER 31, 2021 (Restated) AND 2020

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

At December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

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

Net Loss per Common Share (Restated)

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

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	Year Ended		For the Period from October 1, 2020 (Inception) through
	December 31, 2021		December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(4,465,461)	$(1,237,332)	$-	$(5,420)
Denominator:
Basic and diluted weighted average shares outstanding	17,897,945	4,959,332	-	4,375,000
Basic and diluted net loss per share of common stock	$(0.25)	$(0.25)	$-	$(0.00)

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

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

Derivative Financial Instruments (Restated)

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

The PIPE Derivative is comprised of the Additional Shares (as defined in Note 6). The PIPE Derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the statements of operations. The fair value of the derivative liability is discussed in Note 10.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

DECEMBER 31, 2021 (Restated) AND 2020

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

DECEMBER 31, 2021 (Restated) AND 2020

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

Related Party Loans (Restated)

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

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans. In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans. The Company needs approval from TradeStation (as defined in Note 6) to borrow amounts over $500,000. Through the date of this filing, the Company has borrowed $242,101 under a promissory note evidencing the Working Capital Loans that provided for borrowings up to $480,000. The outstanding amount under such promissory note is required to be repaid in connection with the Closing.

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

DECEMBER 31, 2021 (Restated) AND 2020

Merger Agreement (Restated)

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

On December 17, 2021, the Company entered into an amendment (the “Amendment”) to the Merger Agreement.

The Amendment caps the exchange ratio for which Public Shares will be exchanged for shares of TradeStation common stock in the Merger. The parties considered the potentially dilutive effect of the Company’s warrants arising from the original exchange ratio in scenarios where more than 90% of the Public Shares are redeemed, and agreed to the addition of the cap to mitigate such potentially dilutive effect. The cap of 1.3727 shares is equivalent to the exchange ratio in scenarios where 90% of the Public Shares are redeemed.

In connection with the Closing, each Public Share that is outstanding and has not been redeemed will be converted into a number of shares of TradeStation common stock equal to the lower of (A) 1.3727 and (B) (1) the sum of (x) the number of Public Shares outstanding for which holders have not elected redemption as of immediately prior to the close of the Business Combination plus (y) 750,000 divided by (2) the number of public shares outstanding for which holders have not elected redemption immediately prior to the close of the Business Combination.

In addition, the Amendment revises Exhibit B of the Original Agreement – the form of the Amended and Restated Charter of TradeStation following the Business Combination – to remove classes for the post-closing board of directors and to remove the right of Monex to appoint directors to vacancies on the post-closing board of directors of TradeStation. Following the Closing, each director shall serve for a term expiring at the first annual meeting of shareholders and shall be elected until the next annual meeting of shareholders and vacancies on the post-closing board of directors shall be filled by the affirmative vote of a majority of the directors then in office.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

Subscription Agreements (Restated)

Additionally, the Company and TradeStation entered into subscription agreements (collectively, the “Subscription Agreements”), each dated as of November 4, 2021, with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 shares of the Company’s common stock for $10.00 per share (the “Company PIPE Shares”), including 5,000,000 shares to Monex. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation Common Stock, subject to adjustment as described below.

Subject to limitations described below, in the event that the Adjustment Period VWAP (as defined below) is less than $10.00 per share of TradeStation common stock (as adjusted for any stock split, reverse stock split or similar adjustment following the Closing), each PIPE Investor, other than Monex, shall be entitled to receive from TradeStation a number of additional shares of TradeStation common stock equal to the product of (x) the number of Company PIPE Shares, excluding any Incentive Shares (as defined below) issued to such PIPE Investor at the Closing that such PIPE Investor holds through the Measurement Date (as defined below), multiplied by (y) a fraction, (A) the numerator of which is $10.00 (as adjusted for any stock split, reverse stock split or similar adjustment following the Closing) minus the Adjustment Period VWAP, and (B) the denominator of which is the Adjustment Period VWAP (such additional shares, the “Additional Shares”).

If (i) at any time from the Closing through the Measurement Date, a PIPE Investor is not the record and beneficial owner of or otherwise transfers the TradeStation common stock into which the Company PIPE Shares are converted at the Closing, other than ordinary course of business pledges as part of prime brokerage or other similar financing arrangements permitted under the Subscription Agreements; or (ii) at any time from the Closing through the Measurement Date, the PIPE Investor or any person or entity acting on its behalf, at its direction or pursuant to any understanding with the PIPE Investor directly or indirectly engages in any transaction in breach of the prohibition in the Subscription Agreements on “short sales,” the PIPE Investor will automatically and irrevocably forfeit any right to or interest in any Additional Shares.

Monex will participate in the PIPE Investment and has agreed to purchase 5,000,000 Company PIPE Shares pursuant to a Subscription Agreement on substantially the same terms and conditions as the other PIPE Investors; provided that it will not be entitled to receive any Additional Shares. The Company will issue to any PIPE Investor or group of PIPE Investors, other than Monex, whose aggregate subscription amount for Company PIPE Shares is equal to or greater than $5 million, an additional number of Company PIPE Shares (the “Incentive Shares”) equal to 10.0% of such aggregate subscribed-for Committed Shares for no additional consideration (which would result in the issuance of an aggregate of 750,000 additional Incentive Shares).. The Incentive Shares are considered to be fixed and determinable and represent a discount on the per share price at issuance. No PIPE Investor will be entitled to receive any Additional Shares in respect of the Incentive Shares.

For purposes of the Subscription Agreements: (i) the “Adjustment Period VWAP” means the higher of (x) the lower of (A) the average of the VWAP of a share of TradeStation common stock, determined for each of the successive 60 trading days of the Adjustment Period (as defined below) and (B) the average of the VWAP of a share of TradeStation common stock determined for each of the successive 10 trading days ending on and including the last day of the Adjustment Period and (y) $6.50; (ii) the “Adjustment Period” means the 60 Trading Day period beginning on and including the date a resale registration statement for the PIPE shares is declared effective; and (iii) the “Measurement Date” means the last day of the Adjustment Period.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

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

Sponsor Support Agreement

Additionally, the Company entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with TradeStation, Monex and the initial stockholders, pursuant to which, among other things, each of the initial stockholders agreed to vote any of the shares of Company Common Stock held by them in favor of the TradeStation Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the TradeStation Business Combination. In addition, the insiders agreed not to transfer (i) their TradeStation common stock following the Closing, subject to certain exceptions, until the earlier of (A) (1) in the case of Co-Sponsors, 12 months from Closing and (2) in the case of the Company’s directors and officers, 6 months from Closing and (B) subsequent to the Closing, the date on which the last reported sale price of TradeStation common stock exceeds $12.50 per share for 20 out of any 30 consecutive trading days and (ii) their TradeStation warrants following the Closing, subject to certain exceptions, until the later of (A) 30 days from Closing and (B) February 4, 2022. In addition, pursuant to the Sponsor Support Agreement, the Co-Sponsors have agreed to forfeit at Closing for no consideration an aggregate of 1,610,554 Founders Shares and the forfeited shares shall be deemed to be cancelled and no longer outstanding.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were 5,031,250 shares of common stock issued and outstanding.

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

DECEMBER 31, 2021 (Restated) AND 2020

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$32,650	$1,138
Unrealized gain on marketable securities	(2,743)	-
Start up costs	567,905	-
Total deferred tax assets	597,812	1,138
Valuation Allowance	(597,812)	(1,138)
Deferred tax assets (liability), net of allowance	$-	$-

The income tax (benefit) provision for the year ended December 31, 2021 and the period from October 1, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$-	$-
Deferred	(596,674)	(1,138)

State and Local
Current	-	-
Deferred	-	-

Change in valuation allowance	596,674	1,138

Income tax provision	$-	$-

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows, as restated:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	(1.80)%	(0.0)%
Change in fair value of warrant liability	(12.24)%	0.0%
Change in fair value of PIPE derivative liability	3.56%	0.0%
Transaction costs - warrants	(0.03)%	0.0%
Valuation allowance	(10.48)%	(21.00)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and for the period from October 1, 2020 (inception) through December 31, 2020 remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS (Restated)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$201,308,628

Liabilities:
PIPE derivative liability – Additional Shares	3	$4,566,000
Warrant liability - Private Warrants	3	$7,137,930

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Private Placement Warrants were initially and as of the end of each subsequent report period, valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	February 9, 2021 (Initial Measurement) and February 12, 2021 (over-allotment exercise)	December 31, 2021
Market price of public shares	$9.39	$9.89
Risk-free rate	0.54%	1.27%
Dividend yield	0.00%	0.00%
Volatility	14.1%	9.5%
Exercise price	$11.50	$11.50
Effective expiration date	6/20/26	02/25/27

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and are presented within current liabilities on the balance sheet as of December 31, 2021. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations.

The Additional Shares were initially and as of December 31, 2021, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE Derivative Liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the Monte Carlo model for the PIPE Derivative Liability were as follows:

Input	November 4, 2021 (Initial Measurement)	December 31, 2021
Market price of Public Shares as of measurement date	$9.96	$9.89
Risk-free rate	0.14%	0.33%
Dividend yield	0.00%	0.00%
Volatility	17.0%	14.5%
Term (in years)	0.99	0.84

The following table presents the changes in the fair value of the PIPE Derivative Liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of January 1, 2021	$—	$—
Initial measurement on February 9, 2021	3,448,750	—
Exercising of underwriters’ over-allotment on February 12, 2021	366,188	—
Initial measurement on November 4, 2021	—	5,532,000
Change in valuation inputs or other assumptions	3,322,992	(966,000)
Fair value as of December 31, 2021	$7,137,930	$4,566,000

There were no transfers between levels during the year ended December 31, 2021.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 (Restated) AND 2020

NOTE 11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 9, 2022, to classify the Additional Shares (as discussed in Note 6), pursuant to the Subscription Agreement entered into on November 4, 2021, as a derivative liability in accordance with ASC 815-40. Previously, the Company did not consider the Additional Shares as a derivative liability.

The Additional Shares include settlement provisions that could change the settlement amounts depending on the characteristics of the instrument holder. Because the holder of an instrument is not an input to a fixed-for-fixed option pricing model, this instrument is not considered indexed to the entity’s own stock under step 2 of the indexation guidance and, therefore, should be classified as a liability.

As a result of the above, the Company should have classified the Additional Shares as a derivative liability in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the PIPE derivative liability at the time the Company entered into the Subscription Agreement and at the end of each reporting period and recognize change in fair value in the Company’s operating results for the current period.

In addition, this restatement includes additional information pertaining to (i) the Amendment to the Merger Agreement dated December 17, 2021, which impacted, among other things, the formula to convert common stock held by our public stockholders upon consummation of the proposed business combination, (ii) the Additional Shares described in the Subscription Agreement, (iii) the Incentive Shares described in the Subscription Agreement, (iv) re-assessment of the Company’s ability to continue as a going concern due to the impact of the Merger Agreement and the Company’s ability to access their sponsor commitment to alleviate the working capital deficit (See Note 5), and (v) the Company entered into an unsecured promissory note evidencing Working Capital Loans on March 14, 2022, effective as of January 3, 2022, in the amount of up to $480,000 with  Quantum Ventures.

The impact of the restatement is presented below:

Balance Sheet as of December 31, 2021	As Previously Reported	Adjustment	As Restated
PIPE derivative liability	$—	$4,566,000	$4,566,000
Total Current Liabilities	$2,642,531	$4,566,000	$7,208,531
Total Liabilities	$9,780,461	$4,566,000	$14,346,461
Accumulated deficit	$(9,319,707)	$(4,566,000)	$(13,885,707)
Total Stockholders’ Deficit	$(9,319,204)	$(4,566,000)	$(13,885,204)

Statement of Operations for the Year Ended December 31, 2021	As Previously Reported	Adjustment	As Restated
Change in fair value of PIPE derivative liability	$—	$966,000	$966,000
Total other expenses, net	$(3,264,364)	$966,000	$(2,298,364)
Net loss	$(6,668,793)	$966,000	$(5,702,793)
Basic and diluted net loss per share, Redeemable common stock	$(0.29)	$0.04	$(0.25)
Basic and diluted net loss per share, Non-redeemable common stock	$(0.29)	$0.04	$(0.25)

Statement of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2021	As Previously Reported	Adjustment	As Restated
Fair value of PIPE derivative liability at issuance	$—	$(5,532,000)	$(5,532,000)
Net loss	$(6,668,793)	$966,000	$(5,702,793)
Total Stockholders’ Deficit	$(9,319,204)	$(4,566,000)	$(13,885,204)

Statement of Cash Flows for the Year Ended December 31, 2021	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of PIPE derivative liability	$—	$5,532,000	$5,532,000

NOTE 12. SUBSEQUENT EVENTS (Restated)

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company needs approval from TradeStation to borrow amounts over $500,000.

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of the date of this filing, a principal balance of $242,101 has been advanced.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum FinTech Acquisition Corporation

Dated: April 8, 2022	By:	/s/ John Schaible
John Schaible
Chairman and Chief Executive Officer

Dated: April 8, 2022	By:	/s/ Miguel Leon
Miguel Leon
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 8, 2022.

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