Form 10-Q
period 2022-03-31
Quantum FinTech Acquisition Corp
filed 2022-05-16
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 25,156,250 shares of common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$124,104	$63,179
Prepaid expenses	260,492	339,450
Total Current Assets	384,596	402,629

Marketable securities held in Trust Account	201,265,127	201,308,628
TOTAL ASSETS	$201,649,723	$201,711,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,006,791	$2,642,531
PIPE derivative liability	3,200,000	4,566,000
Promissory note – related party	242,101	—
Total Current Liabilities	6,448,892	7,208,531

Warrant liability	6,479,088	7,137,930
Total Liabilities	12,927,980	14,346,461

Commitments and Contingencies

Common stock subject to possible redemption; 20,125,000 shares at redemption value at March 31, 2022 and December 31, 2021	201,250,000	201,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(12,528,760)	(13,885,707)
Total Stockholders’ Deficit	(12,528,257)	(13,885,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,649,723	$201,711,257

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Operating and formation costs	$688,894	$237,523
Loss from operations	(688,894)	(237,523)

Other income:
Change in fair value of warrant liability	658,842	1,969,000
Change in fair value of PIPE derivative liability	1,366,000	—
Interest earned on marketable securities held in Trust Account	20,999	—
Unrealized gain on marketable securities held in Trust Account	—	10,785
Other income, net	2,045,841	1,979,785

Net income	$1,356,947	$1,742,262

Basic and diluted weighted average shares outstanding, Redeemable common stock	20,125,000	11,093,056
Basic and diluted net income per share, Redeemable common stock	$0.05	$0.11
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,031,250	4,739,583
Basic and diluted net income per share, Non-redeemable common stock	$0.05	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Net income	—	—	—	1,356,947	1,356,947

Balance – March 31, 2022	5,031,250	$503	$—	$(12,528,760)	$(12,528,257)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	5,031,250	503	24,497	(5,420)	19,580

Accretion of Common Stock subject to Redemption	—	—	(8,500,809)	(2,645,494)	(11,146,303)

Fair value of Public Warrants at issuance	—	—	6,138,125	—	6,138,125

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Net income	—	—	—	1,742,262	1,742,262

Balance – March 31, 2021	5,031,250	$503	$—	$(908,652)	$(908,149)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$1,356,947	$1,742,262
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(658,842)	(1,969,000)
Change in fair value of PIPE liability	(1,366,000)	—
Transaction costs incurred in connection with warrant liability	—	9,348
Unrealized gain on marketable securities held in Trust Account	—	(10,785)
Interest earned on marketable securities held in Trust Account	(20,999)	—
Changes in operating assets and liabilities:
Prepaid expenses	78,958	(590,033)
Accounts payable and accrued expenses	364,260	130,433
Net cash used in operating activities	(245,676)	(687,775)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(201,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	64,500	—
Net cash provided by (used in) investing activities	64,500	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,721,875
Proceeds from promissory note - related party	242,101	23,957
Proceeds from sale of Private Placements Warrants	—	6,153,125
Repayment of promissory note - related party	—	(154,057)
Payment of offering costs	—	(361,032)
Net cash provided by financing activities	242,101	202,383,868

Net Change in Cash	60,925	446,093
Cash – Beginning	63,179	21,868
Cash – Ending	$124,104	$467,961

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$20,450
Initial classification of common stock subject to possible redemption	$—	$201,250,000
Initial classification of warrant liability	$—	$3,814,938
Accretion of common stock subject to possible redemption	$—	$11,146,303

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On November 4, 2021, the Company entered into a Merger Agreement by and among the Company, TradeStation, and Merger Sub. The Merger Agreement, as amended, and other parties thereto, are described in Note 6.

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income and expenses in the form of interest income from the proceeds derived from the Initial Public Offering and change in fair value of PIPE liability and warrant liability.

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

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the statement of operations for the three months ended March 31, 2021.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

At the time of the Initial Public Offering, the Co-Sponsors and the other holders of the Company’s shares prior to the Initial Public Offering (the “initial stockholders”) agreed (A) to vote their Founder Shares and any Public Shares in favor of a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to a Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete a Business Combination within 18 months (August 9, 2022) (or 24 months from the closing of the Initial Public Offering (February 9, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by August 9, 2022) unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to convert any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. As a result of the Company entering into a Merger Agreement on November 4, 2021, the Company has until February 9, 2023 to complete the Business Combination.

The Company has until February 9, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, dissolution expenses up to $100,000, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Going Concern

As of March 31, 2022, the Company had $124,104 in its operating bank accounts, $201,265,127 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $6,064,296. The working capital deficit includes $3,200,000 of a PIPE derivative liability. As of March 31, 2022, $15,127 of the amount on deposit in the Trust Account represented interest income on marketable securities, which is available to the Company to pay franchise and income taxes. During the three months ended  March 31, 2022, the Company withdrew  $64,500 from the Trust Account to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $242,101 on the promissory note, evidencing the Working Capital Loans, as of March 31, 2022 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5. Pursuant to the Merger Agreement, the Company needs approval from TradeStation (as defined in Note 6) to borrow amounts over $500,000.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2021, as filed with the SEC on April 11, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in this Form 10-K/A. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the private warrant liabilities, fair value of the PIPE derivative liability, and fair value of the sale of the Founder Shares.  Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to private warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the condensed statement  of operations for the three months ended March 31, 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the private warrants was estimated using a Binomial lattice model approach (see Note 9).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit  section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	$(6,138,125)
Common stock issuance costs	(5,008,178)
Plus:
Accretion of carrying value to redemption value	$11,146,303
Common stock subject to possible redemption	$201,250,000

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Income is allocated between redeemable and non-redeemable shares based on relative amounts of weighted average shares outstanding. Accretion associated with the redeemable shares of common stock is excluded from income per share as the redemption value approximates fair value.

The calculation of diluted net income  per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income per share of common  stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,085,558	$271,389	$1,220,707	$521,555
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	5,031,250	11,093,056	4,739,583
Basic and diluted net income per share of common stock	$0.05	$0.05	$0.11	$0.11

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

The PIPE Derivative is comprised of the Additional Shares (as defined in Note 6). The PIPE Derivative meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as a non-cash gain or loss on the condensed statements  of operations. The fair value of the derivative liability is discussed in Note 9.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

When consummated, the  Merger Agreement, as amended, will require  the forfeiture of 1,460,554 founder shares (see Note 6).

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000, respectively, in fees for these services, which are included in the operating and formation costs in the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, included in the accrued expenses in the accompanying balance sheets is $30,000 and $0, respectively, for these services.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At December 31, 2021, there was no balance under this  Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

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

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of March 31, 2022, a principal balance of $242,101 has been advanced.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Merger Agreement

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, TradeStation Group, Inc., a Florida corporation (“TradeStation”), and TSG Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TradeStation (“Merger Sub”). TradeStation provides a multi-asset trading platform on desktop, web and mobile as a self-clearing online broker for the equities, options, futures and cryptocurrency self-directed investor markets. The Merger Agreement was unanimously approved by the Company’s board of directors. If the Merger Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation (the “TradeStation Business Combination”).

Prior to the closing of the TradeStation Business Combination (the “Closing”), TradeStation will undergo a pre-closing reorganization which will result in there being 163,898,232 shares of common stock of TradeStation (“TradeStation Common Stock”) issued and outstanding, all held by Monex Group, Inc. (“Monex”), the sole shareholder of TradeStation. At the Closing, Monex will retain 129,750,000 shares of TradeStation Common Stock and deliver 33,998,232 shares (as reflected in Second Merger Agreement Amendment defined below) of TradeStation Common Stock to an escrow agent (the “Monex Earn Out Shares”). The Monex Earn Out Shares will be released to Monex upon certain milestones (based on the achievement of certain price targets of TradeStation Common Stock following the Closing). In the event such milestones are not met within five years of the Closing, the Monex Earn Out Shares will be automatically released to TradeStation for cancellation. In addition, at the Closing, certain Co-Sponsors (as defined below) will deliver to the escrow agent an aggregate of 948,894 shares (as reflected in Second Merger Agreement Amendment defined below) of TradeStation Common Stock that such Co-Sponsors would otherwise receive as consideration in the Merger (the “Sponsor Earn Out Shares,” and together with the Monex Earn Out Shares, the “Earn Out Shares”). The Sponsor Earn Out Shares will be subject to the same milestones as the Monex Earn Out Shares. In the event such milestones are not met within five years of the Closing, the Sponsor Earn Out Shares will be automatically released to TradeStation for cancellation.

In connection with the Closing, (i) each share of the Company’s common stock (“Company Common Stock”) that (x) is held by Quantum Ventures LLC and Chardan Quantum LLC and the Company’s directors and officers (collectively, the “Co-Sponsors”) after taking into effect the forfeitures described below or (y) was acquired pursuant to the Subscription Agreements (as further described below), will be converted into one share of TradeStation Common Stock, (ii) each share of Company Common Stock (other than the shares referred to in clause (i)) that is outstanding and has not been redeemed will be converted into a number of shares of TradeStation Common Stock equal to (A) the sum of (1) the number of Public Shares outstanding for which holders have not elected redemption as of immediately prior to the Closing and (2) 750,000 divided by (B) the number of Public Shares outstanding for which holders have not elected redemption immediately prior to the Closing.

Each outstanding warrant to purchase Company Common Stock (“Company Warrant”) will become a warrant to purchase TradeStation Common Stock, with each such warrant exercisable for the number of shares of TradeStation Common Stock the holder of the Company Warrant would have received in the Merger if it exercised the Company Warrant immediately prior to the Merger.

On December 17, 2021, the Company entered into an amendment (the “First Merger Agreement Amendment”) to the Merger Agreement.

The First Merger Agreement Amendment caps the exchange ratio for which Public Shares will be exchanged for shares of TradeStation common stock in the Merger. The parties considered the potentially dilutive effect of the Company’s warrants arising from the original exchange ratio in scenarios where more than 90% of the Public Shares are redeemed, and agreed to the addition of the cap to mitigate such potentially dilutive effect. The cap of 1.3727 shares is equivalent to the exchange ratio in scenarios where 90% of the Public Shares are redeemed.

On April 28, 2022, the Company entered into an amendment (the “Second Merger Agreement Amendment”) to the Merger Agreement. The Second Merger Agreement Amendment reduced the number of TradeStation Shares to be held by Monex following the Merger by 150,000 TradeStation Shares and reduced the number of Monex Earn Out Shares by 150,000 TradeStation Shares from 34,148,232 to 33,998,232 TradeStation Shares and increased the number of Sponsor Earn Out Shares by a corresponding amount from 798,894 to 948,894 TradeStation Shares. There will be no change in the number of Earn Out Shares in aggregate as a result of the Second Merger Agreement Amendment.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In addition, the First Merger Agreement Amendment revises Exhibit B of the Original Agreement – the form of the Amended and Restated Charter of TradeStation following the Business Combination – to remove classes for the post-closing board of directors and to remove the right of Monex to appoint directors to vacancies on the post-closing board of directors of TradeStation. Following the Closing, each director shall serve for a term expiring at the first annual meeting of shareholders and shall be elected until the next annual meeting of shareholders and vacancies on the post-closing board of directors shall be filled by the affirmative vote of a majority of the directors then in office.

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

Monex will participate in the PIPE Investment and has agreed to purchase 5,000,000 Company PIPE Shares pursuant to a Subscription Agreement on substantially the same terms and conditions as the other PIPE Investors; provided that it will not be entitled to receive any Additional Shares. The Company will issue to any PIPE Investor or group of PIPE Investors, other than Monex, whose aggregate subscription amount for Company PIPE Shares is equal to or greater than $5 million, an additional number of Company PIPE Shares (the “Incentive Shares”) equal to 10.0% of such aggregate subscribed-for Committed Shares for no additional consideration (which would result in the issuance of an aggregate of 750,000 additional Incentive Shares). The Incentive Shares are considered to be fixed and determinable and represent a discount on the per share price at issuance. No PIPE Investor will be entitled to receive any Additional Shares in respect of the Incentive Shares.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Concurrently with entry into the Second Merger Agreement Amendment, the Co-Sponsors delivered to the Company a Letter Agreement, dated April 28, 2022, which amends the Sponsor Support Agreement to reduce the number of Quantum Shares required to be forfeited by the Co-Sponsors by 150,000 from 1,610,554 to 1,460,554 Quantum Shares. In addition, pursuant to the Letter Agreement, the Co-Sponsors each agreed to forfeit, following the Merger, a number of Private Warrants as a result of which they will not benefit from the anti-dilution provisions contained in the Warrant Agreement that the Public Warrants  will benefit from as a result of the issuance of up to 750,000  additional TradeStation Shares that TradeStation will be issuing to public stockholders of Quantum at Closing as an incentive not to redeem their Quantum Shares (subject to the cap on the exchange ratio included in the Merger Agreement). As a result, the Co-Sponsors will forfeit the number of Private Warrants such that the number of TradeStation Shares issuable upon exercise of the Private Warrants following the Merger shall equal the number of Quantum Shares for which the Private Warrants were exercisable prior to the Merger.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2022, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

As of March 31, 2022 and December 31, 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $201,265,127 and $201,308,628 in money market funds which are primarily invested in U.S. Treasury securities. During the three months ended March 31, 2022, the Company withdrew an amount of $64,500 in interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$201,308,628	$201,265,127

Liabilities:
PIPE derivative liability – Additional Shares	3	$4,566,000	$3,200,000
Warrant liability - Private Warrants	3	$7,137,930	$6,479,088

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance  sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed statements  of operations.

The Private Placement Warrants were initially and as of the end of each subsequent reporting  period, valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public  Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	February 9, 2021 (Initial Measurement) and February 12, 2021 (over-allotment exercise)	December 31, 2021	March 31, 2022
Market price of public shares	$9.39	$9.89	$9.88
Risk-free rate	0.54%	1.27%	2.43%
Dividend yield	0.00%	0.00%	0.00%
Volatility	14.1%	9.5%	13.7%
Exercise price	$11.50	$11.50	$11.50
Effective expiration date	6/20/26	02/25/27	02/25/27

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and presented within current liabilities on the condensed balance sheet as of March 31, 2022 and December 31, 2021. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the condensed statement of operations.

The Additional Shares were initially and as of March 31, 2022 and December 31, 2021, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE Derivative Liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public  Warrants.

The key inputs into the Monte Carlo model for the PIPE Derivative Liability were as follows:

Input	November 4, 2021 (Initial Measurement)	December 31, 2021	March 31, 2022
Market price of Public Shares as of measurement date	$9.96	$9.89	$9.88
Risk-free rate	0.14%	0.33%	1.16%
Dividend yield	0.00%	0.00%	0.00%
Volatility	17.0%	14.5%	12.0%
Term (in years)	0.99	0.84	0.59

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents the changes in the fair value of the PIPE Derivative Liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of January 1, 2021	$—	$—
Initial measurement on February 9, 2021	3,448,750	—
Exercising of underwriters’ over-allotment on February 12, 2021	366,188	—
Initial measurement on November 4, 2021	—	5,532,000
Change in valuation inputs or other assumptions	3,322,992	(966,000)
Fair value as of December 31, 2021	7,137,930	4,566,000
Change in valuation inputs or other assumptions	(658,842)	(1,366,000)
Fair value as of March 31, 2022	$6,479,088	$3,200,000

There were no transfers between levels during the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 28, 2022, the Company entered into the Second Merger Agreement Amendment to the Merger Agreement. Concurrently with entry into the Second Merger Agreement Amendment, the Co-Sponsors delivered to the Company a Letter Agreement, dated April 28, 2022. Refer to Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Quantum FinTech Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Co-Sponsors” refer to Quantum Ventures LLC (“Quantum Ventures”) and Chardan Quantum LLC (“Chardan Quantum”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Certain defined terms used herein have the meaning ascribed to them in the notes to the financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Annual Report on Form 10-K/A”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Significant Events and Transactions

We entered into the Original Merger Agreement with TradeStation on November 4, 2021, the First Merger Agreement Amendment with TradeStation on December 17, 2021 and the Second Merger Agreement Amendment with TradeStation on April 28, 2022. Pursuant to the Merger Agreement, and assuming the satisfaction or waiver of various closing conditions, including approval of the Merger Agreement by our stockholders, TSG Merger Sub, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of TradeStation.

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

On December 17, 2021, we entered into the First Merger Agreement Amendment to the Merger Agreement.

The First Merger Agreement Amendment caps the exchange ratio for which shares of the Company’s public shares will be exchanged for shares of TradeStation common stock in the Merger. The parties considered the potentially dilutive effect of the Company’s warrants arising from the original exchange ratio in scenarios where more than 90% of the public shares are redeemed, and agreed to the addition of the cap to mitigate such potentially dilutive effect. The cap of 1.3727 shares is equivalent to the exchange ratio in scenarios where 90% of the public shares are redeemed.

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

In addition, the First Merger Agreement Amendment revises Exhibit B of the Original Agreement – the form of Amended and Restated Charter of TradeStation following the Business Combination – to remove classes for the post-closing board of directors and to remove the right of Monex to appoint directors to vacancies on the post-closing board of directors of TradeStation. Following the close of the Business Combination, each director shall serve for a term expiring at the first annual meeting of shareholders and shall be elected until the next annual meeting of shareholders and vacancies on the post-closing board of directors shall be filled by the affirmative vote of a majority of the directors then in office.

On April 28, 2022, the Company entered into an amendment (the “Second Merger Agreement Amendment”) to the Merger Agreement. The Second Merger Agreement Amendment reduced the number of TradeStation Shares to be held by Monex following the Merger by 150,000 TradeStation Shares and reduced the number of Monex Earn Out Shares by 150,000 TradeStation Shares from 34,148,232 to 33,998,232 TradeStation Shares and increased the number of Sponsor Earn Out Shares by a corresponding amount from 798,894 to 948,894 TradeStation Shares. There will be no change in the number of Earn Out Shares in aggregate as a result of the Second Merger Agreement Amendment.

Concurrently with entry into the Second Merger Agreement Amendment, the Co-Sponsors delivered to the Company a Letter Agreement, dated April 28, 2022, which amends the Sponsor Support Agreement to reduce the number of Quantum Shares required to be forfeited by the Sponsors by 150,000 from 1,610,554 to 1,460,554 Quantum Shares. In addition, pursuant to the Letter Agreement, the Co-Sponsors each agreed to forfeit, following the Merger, a number of Private Warrants as a result of which they will not benefit from the anti-dilution provisions contained in the Warrant Agreement that the Public Warrants will benefit from as a result of the issuance of 750,000 additional TradeStation Shares that TradeStation will be issuing to public stockholders of Quantum at Closing as an incentive not to redeem their Quantum Shares (subject to the cap on the exchange ratio included in the Merger Agreement). As a result, the Co-Sponsors will forfeit the number of Private Warrants such that the number of TradeStation Shares issuable upon exercise of the Private Warrants following the Merger shall equal the number of Quantum Shares for which the Private Warrants were exercisable prior to the Merger.

Refer to Notes 6 and 10 of our condensed financial statements for further details on the TradeStation Business Combination, the Merger Agreement, the amendments to the Merger Agreement, the Sponsor Support Agreement as amended and the Subscription Agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account and change in fair value of PIPE derivative liability and warrant liability. We  incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $1,356,947, which consists of interest earned on marketable securities held in trust account of $20,999, change in fair value of PIPE derivative liability of $1,366,000 and change in fair value of warrant liability of $658,842, partially offset by operating costs of $688,894.

For the three months ended March 31, 2021, we had a net income of $1,742,262, which consists of an unrealized gain on marketable securities held in our trust account of $10,785, change in fair value of warrant liability of $1,969,000, partially offset by operating costs of $237,523.

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

For the three months ended March 31, 2022, cash used in operating activities was $245,676. Net income of $1,356,947 was affected by interest earned on marketable securities held in the trust account of $20,999, change in fair value of PIPE derivative liability of $1,366,000 and the change in fair value of warrant liability of $658,842. Changes in operating assets and liabilities provided $443,218 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $687,775. Net income of $1,742,262 was affected by unrealized gain on marketable securities held in the trust account of $10,785, change in fair value of warrant liability of $1,969,000 and transaction costs allocated to the warrant liabilities of $9,348. Changes in operating assets and liabilities used $459,600  of cash for operating activities.

As of March 31, 2022, we had marketable securities of $201,265,127 (including $15,127 of  interest income) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Interest income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. During the three months ended  March 31, 2022, we withdrew an amount of $64,500 in interest earned from the trust account.

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

As of March 31, 2022, we had cash of $124,104 in our operating bank accounts, $201,265,127 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $6,064,296. The working capital deficit includes the PIPE derivative liability of $3,200,000. As of March 31, 2022, $15,127 of the amount on deposit in the Trust Account represented interest income on marketable securities which is available to the Company to pay franchise and income taxes. During the three months ended March 31, 2022, we withdrew $64,500 from the Trust Account to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 5 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties, however, pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000. As of March 31, 2022,  a principal balance of $242,101 has been advanced to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 9, 2023. Management believes the business combination will occur prior to the termination set forth in the Merger Agreement of August 1, 2022 (270 days following the date of the Merger Agreement), which is before the date of the mandatory liquidation date. As discussed above, on March 14, 2022, we issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. Pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000 so, we may not be able to utilize the Working Capital Loan commitments or obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2022 from the critical accounting policies described in our Form 10-K/A for the year ended December 31, 2021.

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

As of March 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and the material weaknesses described below.

Our management determined that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure in the Form 10-K  previously filed with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

We performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses described above, management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on April 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A, except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
10.1(1)	Promissory Note, dated January 3, 2022, issued to Quantum Ventures LLC.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K/A (File No. 001-40009), filed with the SEC on April 11, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM FINTECH ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)