Form 10-Q
period 2022-06-30
Quantum FinTech Acquisition Corp
filed 2022-08-15
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 25,156,250 shares of common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$75,934	$63,179
Prepaid expenses	188,125	339,450
Total Current Assets	264,059	402,629

Marketable securities held in Trust Account	201,569,500	201,308,628
TOTAL ASSETS	$201,833,559	$201,711,257

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,302,870	$2,642,531
Income taxes payable	17,421	—
PIPE derivative liability	832,500	4,566,000
Promissory note – related party	392,101	—
Total Current Liabilities	4,544,892	7,208,531

Warrant liability	425,567	7,137,930
Total Liabilities	4,970,459	14,346,461

Commitments and Contingencies

Common stock subject to possible redemption; 20,125,000 shares at redemption value at June 30, 2022 and December 31, 2021	201,298,200	201,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(4,435,603)	(13,885,707)
Total Stockholders’ Deficit	(4,435,100)	(13,885,204)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$201,833,559	$201,711,257

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$566,616	$394,945	$1,255,510	$632,468
Loss from operations	(566,616)	(394,945)	(1,255,510)	(632,468)

Other income (expense):
Change in fair value of warrant liability	6,053,521	(2,215,125)	6,712,363	(246,125)
Change in fair value of PIPE derivative liability	2,367,500	—	3,733,500	—
Income earned on marketable securities held in Trust Account	304,373	19,530	325,372	19,530
Unrealized loss on marketable securities held in Trust Account	—	(20,486)	—	(9,701)
Total other income (expense), net	8,725,394	(2,216,081)	10,771,235	(236,296)

Income (loss) before provision for income taxes	8,158,778	(2,611,026)	9,515,725	(868,764)
Provision for income taxes	(17,421)	—	(17,421)	—

Net income (loss)	$8,141,357	$(2,611,026)	$9,498,304	$(868,764)

Basic and diluted weighted average shares outstanding, redeemable common stock	20,125,000	20,125,000	20,125,000	15,633,978
Basic and diluted net income (loss) per share, redeemable common stock	$0.32	$(0.10)	$0.38	$(0.04)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,031,250	5,031,250	5,031,250	4,886,222
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.32	$(0.10)	$0.38	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Net income	—	—	—	1,356,947	1,356,947

Balance –March 31, 2022	5,031,250	$503	$—	$(12,528,760)	$(12,528,257)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(48,200)	(48,200)

Net income	—	—	—	8,141,357	8,141,357

Balance – June 30, 2022	5,031,250	$503	$—	$(4,435,603)	$(4,435,100)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	5,031,250	503	24,497	(5,420)	19,580

Accretion of Common Stock subject to Possible Redemption	—	—	(8,500,809)	(2,645,494)	(11,146,303)

Fair value of Public Warrants at issuance	—	—	6,138,125	—	6,138,125

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Net income	—	—	—	1,742,262	1,742,262

Balance – March 31, 2021	5,031,250	$503	$—	$(908,652)	$(908,149)

Net loss	—	—	—	(2,611,026)	(2,611,026)

Balance – June 30, 2021	5,031,250	$503	$—	$(3,519,678)	$(3,519,175)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$9,498,304	$(868,764)
Adjustments to reconcile net income (loss) to net cash used in in operating activities:
Change in fair value of warrant liability	(6,712,363)	246,125
Change in fair value of PIPE derivative liability	(3,733,500)	—
Transaction costs incurred in connection with warrant liability	—	9,348
Unrealized loss on marketable securities held in Trust Account	—	9,701
Income earned on marketable securities held in Trust Account	(325,372)	(19,530)
Changes in operating assets and liabilities:
Prepaid expenses	151,325	(498,084)
Accounts payable and accrued expenses	660,339	272,720
Income taxes payable	17,421	—
Net cash used in operating activities	(443,846)	(848,484)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(201,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	64,500	—
Net cash provided by (used in) investing activities	64,500	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,721,875
Proceeds from promissory note - related party	392,101	23,957
Proceeds from sale of Private Placements Warrants	—	6,153,125
Repayment of promissory note - related party	—	(154,057)
Payment of offering costs	—	(361,032)
Net cash provided by financing activities	392,101	202,383,868

Net Change in Cash	12,755	285,384
Cash – Beginning	63,179	21,868
Cash – Ending	$75,934	$307,252

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$15,450
Initial classification of common stock subject to possible redemption	$—	$201,250,000
Initial classification of warrant liability	$—	$3,814,938
Accretion of common stock subject to possible redemption	$48,200	$11,146,303

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On November 4, 2021, the Company entered into a Merger Agreement by and among the Company, TradeStation, and Merger Sub. The Merger Agreement, as amended, and other parties thereto, are described in Note 6. On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date. On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement are the primary cause of the failure of the closing of the Business Combination to occur on or before the Termination Date. It is the Company’s position that the Purported Termination Notice is invalid and unenforceable, and that TradeStation continues to be bound to its obligations under the Merger Agreement in all respects. See Note 6.

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income and expenses in the form of investment income from the proceeds derived from the Initial Public Offering and change in fair value of PIPE liability and warrant liability.

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

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the statement of operations for the six months ended June 30, 2021.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company has until February 9, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and dissolution expenses up to $100,000, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

JUNE 30, 2022

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

Going Concern

As of June 30, 2022, the Company had $75,934 in its operating bank account ($64,500 of which is required to be used to pay taxes, as described below), $201,569,500 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $4,280,833. The working capital deficit includes $832,500 of a PIPE derivative liability. As of June 30, 2022, $319,500 of the amount on deposit in the Trust Account represented income on marketable securities, which is available to the Company to pay franchise and income taxes. During the six months ended June 30, 2022, the Company withdrew $64,500 from the Trust Account that will be used to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $392,101 on the promissory note, evidencing the Working Capital Loans, as of June 30, 2022 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5. Pursuant to the Merger Agreement, the Company needs approval from TradeStation (as defined in Note 6) to borrow amounts over $500,000.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023 (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. As described in Note 6 to the Company’s financial statements, on August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date. Although it is the Company’s position that the Purported Termination Notice is invalid and unenforceable, and that TradeStation continues to be bound to its obligations under the Merger Agreement in all respects, it is Management’s position that it is uncertain whether it will be able to consummate the Business Combination pursuant to the Merger Agreement. See Note 6. On March 14, 2022, the Company issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. Pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000, so the Company may not be able to utilize the Working Capital Loan commitments or obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2021, as filed with the SEC on April 11, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in this Form 10-K/A. The interim results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to private warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the condensed statement of operations for the six months ended June 30, 2021.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The accretion of redeemable Class A common stock during the three and six months ended June 30, 2022 was an increase of $48,200, which represents cumulative earnings and withdrawals on the Trust Account through June 30, 2022, net of reimbursable income and franchise tax obligations as of June 30, 2022. The dissolution expense of $100,000 is not included in the redemption value of the common stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	$(6,138,125)
Common stock issuance costs	(5,008,178)
Plus:
Accretion of carrying value to redemption value	$11,146,303
Common stock subject to possible redemption, December 31, 2021	$201,250,000
Plus:
Accretion of carrying value to redemption value	$48,200
Common stock subject to possible redemption, June 30, 2022	$201,298,200

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 0.21% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.18% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, neither of which are included in taxable income, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Income (Loss) is allocated between redeemable and non-redeemable shares based on relative amounts of weighted average shares outstanding. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the PIPE derivative liabilities and the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$6,513,086	$1,628,271	$(2,088,821)	$(522,205)	$7,598,643	$1,899,661	$(661,896)	$(206,868)
Denominator:
Basic and diluted weighted average common stock outstanding	20,125,000	5,031,250	20,125,000	5,031,250	20,125,000	5,031,250	15,633,978	4,886,222
Basic and diluted net income (loss) per common stock	$0.32	$0.32	$(0.10)	$(0.10)	$0.38	$0.38	$(0.04)	$(0.04)

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

JUNE 30, 2022

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, and for the three months and six months ended June 30, 2021, the Company incurred $30,000 and $50,000, respectively which are included in the operating and formation costs in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, included in the accrued expenses in the accompanying balance sheets is $60,000 and $0, respectively, for these services.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At June 30, 2022 and December 31, 2021, there was no balance under this Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

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

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of June 30, 2022, a principal balance of $392,101 has been advanced.

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

JUNE 30, 2022

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

On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date.

On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement are the primary cause of the failure of the closing of the Business Combination to occur on or before the Termination Date. It is the Company’s position that the Purported Termination Notice is invalid and unenforceable, and that TradeStation continues to be bound to its obligations under the Merger Agreement in all respects.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Subscription Agreements

Additionally, the Company and TradeStation entered into subscription agreements (collectively, the “Subscription Agreements”), each dated as of November 4, 2021, with certain investors (collectively, the “PIPE Investors”) pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 shares of the Company’s common stock for $10.00 per share (the “Company PIPE Shares”), including 5,000,000 shares to Monex. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation Common Stock, subject to adjustment as described below. Pursuant to the terms of the Subscription Agreements, each PIPE Investor may, at its election, terminate its Subscription Agreement on or after August 1, 2022. The consummation of the investment by the PIPE Investors pursuant to the Subscription Agreements is not a condition to closing the Business Combination under the Merger Agreement.

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

JUNE 30, 2022

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares or Private Warrants held by the initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and income thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and Newly Issued Price, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30, 2022 and December 31, 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $201,569,500 and $201,308,628, respectively, in money market funds which are primarily invested in U.S. Treasury securities. During the six months ended June 30, 2022, the Company withdrew an amount of $64,500 in income from the Trust Account that will be used to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$201,569,500	$201,308,628

Liabilities:
PIPE derivative liability – Additional Shares	3	$832,500	$4,566,000
Warrant liability - Private Warrants	3	$425,567	$7,137,930

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Market price of public shares	$9.83	$9.39
Risk-free rate	2.98%	1.27%
Dividend yield	0.00%	0.00%
Volatility	2.6%	9.5%
Exercise price	$11.50	$11.50
Effective expiration date	08/09/27	02/25/27

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and presented within current liabilities on the condensed balance sheet as of June 30, 2022 and December 31, 2021. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the condensed statements of operations.

The Additional Shares were initially and as of June 30, 2022 and December 31, 2021, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE Derivative Liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public Warrants.

The key inputs into the Monte Carlo model for the PIPE Derivative Liability were as follows:

Input	June 30, 2022	December 31, 2021
Market price of Public Shares as of measurement date	$9.83	$9.89
Risk-free rate	2.00%	0.33%
Dividend yield	0.00%	0.00%
Volatility	2.6%	14.5%
Term (in years)	0.34	0.84

The following table presents the changes in the fair value of the PIPE Derivative Liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of January 1, 2021	$—	$—
Initial measurement on February 9, 2021	3,448,750	—
Exercising of underwriters’ over-allotment on February 12, 2021	366,188	—
Initial measurement on November 4, 2021	—	5,532,000
Change in valuation inputs or other assumptions	3,322,992	(966,000)
Fair value as of December 31, 2021	7,137,930	4,566,000
Change in valuation inputs or other assumptions	(6,712,363)	(3,733,500)
Fair value as of June 30, 2022	$425,567	$832,500

There were no transfers between levels during the three months and six months ended June 30, 2022 and 2021, and the year ended December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 2, 2022, the Company borrowed an additional $15,000 from the Related Party Loan as described in Note 5. As of the date of this filing, the Related Party Loan aggregate outstanding principal balance is $407,101.

On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement. On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement. See Note 6.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy plans and objectives of management for future operations and the Company’s expectations regarding the TradeStation Business Combination, including TradeStation’s obligations under the Merger Agreement, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Annual Report on Form 10-K/A”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2022 and the Company’s Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date.

On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement are the primary cause of the failure of the closing of the Business Combination to occur on or before the Termination Date. It is the Company’s position that the Purported Termination Notice is invalid and unenforceable, and that TradeStation continues to be bound to its obligations under the Merger Agreement in all respects.

Additionally, we and TradeStation entered into Subscription Agreements, each dated as of November 4, 2021, with the PIPE Investors pursuant to which, among other things, we agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 12,500,000 Company PIPE Shares, including 5,000,000 shares to Monex Group, Inc. The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements. The Company PIPE Shares will be converted in the Merger into an equal number of shares of TradeStation common stock. Pursuant to the terms of the Subscription Agreements, each PIPE Investor may, at its election, terminate its Subscription Agreement on or after August 1, 2022. The consummation of the investment by the PIPE Investors pursuant to the Subscription Agreements is not a condition to closing the Business Combination under the Merger Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of income on marketable securities held in the trust account and change in fair value of PIPE derivative liability and warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $8,141,357, which consists of income earned on marketable securities held in trust account of $304,373, change in fair value of PIPE derivative liability of $2,367,500, and change in fair value of warrant liability of $6,053,521, partially offset by operating costs of $566,616 and provision for incomes taxes of $17,421.

For the six months ended June 30, 2022, we had a net income of $9,498,304, which consists of income earned on marketable securities held in trust account of $325,372, change in fair value of PIPE derivative liability of $3,733,500 and change in fair value of warrant liability of $6,712,363, partially offset by operating costs of $1,255,510 and provision for income taxes of $17,421.

For the three months ended June 30, 2021, we had a net loss of $2,611,026, which consists of formation and operational costs of $394,945, change in fair value of warrant liability of $2,215,125 and unrealized loss on marketable securities held in Trust Account of $20,486, partially offset by income earned on marketable securities held in Trust Account of $19,530.

For the six months ended June 30, 2021, we had a net loss of $868,764, which consists of formation and operational costs of $632,468, change in fair value of warrant liability of $246,125 and unrealized loss on marketable securities held in Trust Account of $9,701, partially offset by income earned on marketable securities held in Trust Account of $19,530.

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

For the six months ended June 30, 2022, cash used in operating activities was $443,846. Net income of $9,498,304 was affected by income earned on marketable securities held in the trust account of $325,372, change in fair value of PIPE derivative liability of $3,733,500 and the change in fair value of warrant liability of $6,712,363. Changes in operating assets and liabilities provided $829,085 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $848,484. Net loss of $868,764 was affected by unrealized gain on marketable securities held in the trust account of $9,701, change in fair value of warrant liability of $246,125 and transaction costs allocated to the warrant liabilities of $9,348, offset by income earned on marketable securities held in Trust Account of $19,530. Changes in operating assets and liabilities used $225,364 of cash for operating activities.

As of June 30, 2022, we had marketable securities of $201,569,500 (including $319,500 of income) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Investment income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. During the three months and six months ended June 30, 2022, we withdrew an amount of $64,500 in income earned from the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing income earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $75,934 in our operating bank accounts, $201,569,500 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $4,280,833. The working capital deficit includes the PIPE derivative liability of $832,500. As of June 30, 2022, $319,500 of the amount on deposit in the Trust Account represented income on marketable securities which is available to the Company to pay franchise and income taxes. During the six months ended June 30, 2022, we withdrew $64,500 from the Trust Account to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 5 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties, however, pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000. As of June 30, 2022, a principal balance of $392,101 has been advanced to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a definitive Merger Agreement on November 4, 2021 and is in the process of completing this Business Combination. As described in Note 6 to the Company’s financial statements, on August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primarily cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date. Although it is the Company’s position that the Purported Termination Notice is invalid and unenforceable, and that TradeStation continues to be bound to its obligations under the Merger Agreement in all respects, it is Management’s position that it is uncertain whether it will be able to consummate the Business Combination pursuant to the Merger Agreement. As discussed above, on March 14, 2022, we issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. Pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000 so, we may not be able to utilize the Working Capital Loan commitments or obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no significant changes to our critical accounting policies during the three months and six months ended June 30, 2022 from the critical accounting policies described in our Form 10-K/A for the year ended December 31, 2021.

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

As of June 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and the material weaknesses described below.

Our management determined that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure in the Form 10-K  previously filed with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on April 11, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, except for the following risk factor:

Because of TradeStation’s termination notice to us, we cannot assure you that we will be able to consummate our anticipated Business Combination with TradeStation.

On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date.

On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement are the primary cause of the failure of the closing of the Business Combination to occur on or before the Termination Date. It is the Company’s position that the Purported Termination Notice is invalid and unenforceable, and that TradeStation continues to be bound to its obligations under the Merger Agreement in all respects.

In the event TradeStation refuses to perform its obligations under the Merger Agreement, we may be unable to complete the Business Combination. Alternatively, we may have to engage in potentially protracted litigation and/or seek injunctive relief to cause TradeStation to specifically perform its obligations under the Merger Agreement and consummate the Closing in accordance with the terms of the Merger Agreement. Any such litigation or dispute, whether successful or not, could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition and our ability to complete a business combination with any target.

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

QUANTUM FINTECH ACQUISITION CORPORATION

Date: August 15, 2022	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)