Form 10-Q
period 2022-09-30
Quantum FinTech Acquisition Corp
filed 2022-11-21
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

(813) 257-9366

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	QFTA	The New York Stock Exchange
Warrants to purchase one-half of one share of common stock	QFTAW	OTC
Units, each consisting of one share of common stock and one redeemable warrant	QFTA.U	The New York Stock Exchange

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

As of November 21, 2022, there were 25,156,250 shares of common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$83,745	$63,179
Prepaid expenses	107,500	339,450
Total Current Assets	191,245	402,629

Marketable securities held in Trust Account	202,553,003	201,308,628
TOTAL ASSETS	$202,744,248	$201,711,257

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,771,414	$2,642,531
Income taxes payable	110,763	—
PIPE derivative liability	—	4,566,000
Advance from related parties	64,101	—
Promissory note – related party	480,000	—
Total Current Liabilities	4,426,278	7,208,531

Warrant liability	184,594	7,137,930
Total Liabilities	4,610,872	14,346,461

Commitments and Contingencies

Common stock subject to possible redemption; 20,125,000 shares at redemption value at September 30, 2022 and December 31, 2021	202,131,702	201,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(3,998,829)	(13,885,707)
Total Stockholders’ Deficit	(3,998,326)	(13,885,204)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$202,744,248	$201,711,257

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operational costs	$693,358	$1,647,599	$1,948,868	$2,280,067
Loss from operations	(693,358)	(1,647,599)	(1,948,868)	(2,280,067)

Other income:
Change in fair value of warrant liability	240,973	697,765	6,953,336	451,640
Change in fair value of PIPE derivative liability	832,500	—	4,566,000	—
Income earned on marketable securities held in Trust Account	983,503	15,095	1,308,875	34,625
Unrealized gain on marketable securities held in Trust Account	—	10,576	—	875
Total other income	2,056,976	723,436	12,828,211	487,140

Income (loss) before provision for income taxes	1,363,618	(924,163)	10,879,343	(1,792,927)
Provision for income taxes	(93,342)	—	(110,763)	—

Net income (loss)	$1,270,276	$(924,163)	$10,768,580	$(1,792,927)

Basic and diluted weighted average shares outstanding, redeemable common stock	20,125,000	20,125,000	20,125,000	17,147,436
Basic and diluted net income (loss) per share, redeemable common stock	$0.05	$(0.04)	$0.43	$(0.08)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,031,250	5,031,250	5,031,250	4,935,096
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.05	$(0.04)	$0.43	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Net income	—	—	—	1,356,947	1,356,947

Balance — March 31, 2022	5,031,250	503	—	(12,528,760)	(12,528,257)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(48,200)	(48,200)

Net income	—	—	—	8,141,357	8,141,357

Balance — June 30, 2022	5,031,250	503	—	(4,435,603)	(4,435,100)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(833,502)	(833,502)

Net income	—	—	—	1,270,276	1,270,276

Balance — September 30, 2022	5,031,250	$503	$—	$(3,998,829)	$(3,998,326)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	5,031,250	$503	$24,497	$(5,420)	$19,580

Accretion of Common Stock subject to Possible Redemption	—	—	(8,500,809)	(2,645,494)	(11,146,303)

Fair value of Public Warrants at issuance	—	—	6,138,125	—	6,138,125

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Net income	—	—	—	1,742,262	1,742,262

Balance — March 31, 2021	5,031,250	503	—	(908,652)	(908,149)

Net loss	—	—	—	(2,611,026)	(2,611,026)

Balance — June 30, 2021	5,031,250	503	—	(3,519,678)	(3,519,175)

Net loss	—	—	—	(924,163)	(924,163)

Balance — September 30, 2021	5,031,250	$503	$—	$(4,443,841)	$(4,443,338)

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$10,768,580	$(1,792,927)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(6,953,336)	(451,640)
Change in fair value of PIPE derivative liability	(4,566,000)	—
Transaction costs incurred in connection with warrant liability	—	9,348
Unrealized loss (gain) on marketable securities held in Trust Account	—	(875)
Income earned on marketable securities held in Trust Account	(1,308,875)	(34,625)
Changes in operating assets and liabilities:
Prepaid expenses	231,950	(405,492)
Accounts payable and accrued expenses	1,128,883	1,743,295
Income taxes payable	110,763	—
Net cash used in operating activities	(588,035)	(932,916)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(201,250,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	64,500	—
Net cash provided by (used in) investing activities	64,500	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,721,875
Proceeds from promissory note – related party	480,000	23,957
Proceeds from sale of Private Placements Warrants	—	6,153,125
Repayment of promissory note – related party	—	(154,057)
Advances from related party	64,101	—
Payment of offering costs	—	(381,482)
Net cash provided by financing activities	544,101	202,363,418

Net Change in Cash	20,566	180,502
Cash – Beginning	63,179	21,868
Cash – Ending	$83,745	$202,370

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$201,250,000
Initial classification of warrant liability	$—	$3,814,938
Accretion of common stock subject to possible redemption	$881,702	$5,008,178

The accompanying notes are an integral part of the unaudited condensed financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On November 4, 2021, the Company entered into a Merger Agreement by and among the Company, TradeStation, and Merger Sub. The Merger Agreement, as amended, and other parties thereto, were described in previous filings. On August 2, 2022, the Company received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof (the “Purported Termination Notice”). Section 12.01(c) provides that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub has not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right is not available to any party whose breach of any provision of the Merger Agreement has been the primary cause of, or primarily resulted in, the failure of the closing of the Business Combination to occur on or before such date. On August 2, 2022, the Company sent a letter to TradeStation stating that TradeStation is not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement are the primary cause of the failure of the closing of the Business Combination to occur on or before the Termination Date. On November 15, 2022, the Company sent a notice to TradeStation terminating the Merger Agreement pursuant to Section 12.01(b) thereof.

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. On November 16, 2022, the Company entered into a Business Combination Agreement by and among the Company, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBeyon (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income and expenses in the form of investment income from the proceeds derived from the Initial Public Offering and change in fair value of derivative liabilities.

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

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the statement of operations for the nine months ended September 30, 2021.

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

SEPTEMBER 30, 2022

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

At the time of the Initial Public Offering, the Co-Sponsors and the other holders of the Company’s shares prior to the Initial Public Offering (the “initial stockholders”) agreed (A) to vote their Founder Shares and any Public Shares in favor of a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to a Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete a Business Combination within 18 months (August 9, 2022) (or 24 months from the closing of the Initial Public Offering (February 9, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by August 9, 2022) unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to convert any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. As a result of the Company entering into a Merger Agreement on November 4, 2021, the Company has until February 9, 2023 to complete a Business Combination.

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

SEPTEMBER 30, 2022

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

Going Concern

As of September 30, 2022, the Company had $83,745 in its operating bank account ($64,500 of which is required to be used to pay taxes, as described below), $202,553,003 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $4,235,033. As of September 30, 2022, $1,303,003 of the amount on deposit in the Trust Account represented income on marketable securities, which is available to the Company to pay franchise and income taxes. During the nine months ended September 30, 2022, the Company withdrew $64,500 from the Trust Account that will be used to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $480,000 on the promissory note, evidencing the Working Capital Loans, as of September 30, 2022 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5.

Through the date of this filing, the co-Sponsors have advanced an aggregate total of $128,631 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023 (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. On March 14, 2022, the Company issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2021, as filed with the SEC on April 11, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in this Form 10-K/A. The interim results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the private warrant liabilities, and fair value of the sale of the Founder Shares.  Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to private warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the condensed statement of operations for the nine months ended September 30, 2021.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The accretion of redeemable Class A common stock during the three and nine months ended September 30, 2022 was an increase of $833,502 and $881,702, respectively, which represents cumulative earnings and withdrawals on the Trust Account through September 30, 2022, net of reimbursable income and franchise tax obligations as of September 30, 2022. The dissolution expense of $100,000 is not included in the redemption value of the common stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	(6,138,125)
Common stock issuance costs	(5,008,178)
Plus:
Accretion of carrying value to redemption value	11,146,303
Common stock subject to possible redemption, December 31, 2021	201,250,000
Plus:
Accretion of carrying value to redemption value	881,702
Common stock subject to possible redemption, September 30, 2022	$202,131,702

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

Our effective tax rate was 6.85% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.02% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, neither of which are included in taxable income, and the valuation allowance on the deferred tax assets.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,016,221	$254,055	$(739,330)	$(184,833)	$8,614,864	$2,153,716	$(1,392,236)	$(400,691)
Denominator:
Basic and diluted weighted average common stock outstanding	20,125,000	5,031,250	20,125,000	5,031,250	20,125,000	5,031,250	17,147,436	4,935,096
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$(0.04)	$(0.04)	$0.43	$0.43	$(0.08)	$(0.08)

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The PIPE Derivative was terminated in congruence with the termination of the Merger Agreement with TradeStation. The PIPE Derivative met the criteria for derivative liability classification. As such, the PIPE derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability were recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the derivative liability is discussed in Note 9.

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units, inclusive of 2,625,000 Units sold to the underwriters on February 12, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half share of common stock at an exercise price of $11.50 per share (see Note 8).

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

SEPTEMBER 30, 2022

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

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services, and for the three months and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000, respectively which are included in the operating and formation costs in the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, included in accounts payable and accrued expenses in the accompanying condensed balance sheets is $90,000 and $0, respectively, for these services.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At September 30, 2022 and December 31, 2021, there was no balance under this Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of September 30, 2022, a principal balance of $480,000 has been advanced.

Advances from Related Parties

As of September 30, 2022 and December 31, 2021, the co-Sponsors have advanced $64,101 and $0, respectively to the Company. Through the date of this filing, the co-Sponsors have advanced an additional $64,530 for an aggregate of $128,631 advanced to the Company.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity.

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022 and December 31, 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $202,553,003 and $201,308,628, respectively, in money market funds which are primarily invested in U.S. Treasury securities. During the nine months ended September 30, 2022, the Company withdrew an amount of $64,500 in income from the Trust Account that will be used to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$202,553,003	$201,308,628

Liabilities:
PIPE derivative liability – Additional Shares	3	$—	$4,566,000
Warrant liability – Private Warrants	3	$184,594	$7,137,930

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

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	September 30, 2022	December 31, 2021
Market price of public shares	$9.86	$9.39
Risk-free rate	4.11%	1.27%
Dividend yield	0.00%	0.00%
Volatility	5.7%	9.5%
Exercise price	$11.50	$11.50
Effective expiration date	02/09/28	02/25/27

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and presented within current liabilities on the condensed balance sheet as of December 31, 2021. The PIPE derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the condensed statements of operations.

The PIPE Derivative was initially and as of December 31, 2021, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE Derivative Liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public Warrants.

The PIPE Derivative was terminated in congruence with the Company’s termination of the Merger Agreement with TradeStation, and as a result, the fair value was determined to be $0 as of September 30, 2022.

The key inputs into the Monte Carlo model for the PIPE Derivative Liability were as follows:

Input	December 31, 2021
Market price of Public Shares as of measurement date	$9.89
Risk-free rate	0.33%
Dividend yield	0.00%
Volatility	14.5%
Term (in years)	0.84

The following table presents the changes in the fair value of the PIPE Derivative Liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of January 1, 2021	$—	$—
Initial measurement on February 9, 2021	3,448,750	—
Exercising of underwriters’ over-allotment on February 12, 2021	366,188	—
Initial measurement on November 4, 2021	—	5,532,000
Change in valuation inputs or other assumptions	3,322,992	(966,000)
Fair value as of December 31, 2021	7,137,930	4,566,000
Change in valuation inputs or other assumptions	(6,712,363)	(3,733,500)
Fair value as of June 30, 2022	425,567	832,500
Change in valuation inputs or other assumptions	(240,973)	(832,500)
Fair value as of September 30, 2022	$184,594	—

There were no transfers between levels during the three months and nine months ended September 30, 2022 and 2021, and the year ended December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 31, 2022, the New York Stock Exchange (the “NYSE”) notified the Company that the NYSE determined to commence proceedings to delist the Public Warrants from the NYSE and that trading in the Warrants would be suspended immediately, due to abnormally low trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal the NYSE’s determination and on November 15, 2022, the NYSE filed a Form 25 with the SEC to delist the Public Warrants. Trading in the Company’s Common Stock and units continues on the NYSE. The Public Warrants currently trade on the Over-the-Counter Markets through the pink sheets.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

On November 4, 2022, Daniel Caamano notified the Company of his decision to resign as a member of the board of directors and as President of the Company, effective as of such date. Mr. Caamano’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

As of the date of this filing, the co-Sponsors advanced an additional $64,530 for an aggregate of $128,631 advanced to the Company, as described in Note 5.

On November 15, 2022, the Company sent a notice to TradeStation terminating the Merger Agreement pursuant to Section 12.01(b) thereof.

On November 16, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey.

The Business Combination Agreement was unanimously approved by the Company’s Board based upon the unanimous recommendation of a special committee of independent directors. If the Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, (i) Merger Sub 1 will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of New Pubco and (ii) Merger Sub 2 will merge with and into AtlasClear, with AtlasClear continuing as the surviving corporation and a wholly-owned subsidiary of New Pubco (collectively, the “Business Combination”).

Prior to the closing of the Business Combination (the “Closing”), AtlasClear will receive certain assets from Atlas FinTech and Atlas Financial Technologies Corp., will complete the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“WDCO”) and will consummate a transaction with Pacsquare Technologies, LLC (“Pacsquare”). In addition, at Closing, the definitive agreement pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation (“CB”) shall continue to be in full force and effect (the “CB Merger Agreement”). The Company expects the Closing to occur before the closing of the transactions contemplated by the CB Merger Agreement (the “CB Closing”).

At the Closing, AtlasClear stockholders will receive merger consideration in shares of New Pubco common stock equal to the quotient of (i) $75.4 million, less the purchase prices for WDCO and CB, divided by (ii) $10.

In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of New Pubco common stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of New Pubco common stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be cancelled. Atlas FinTech will also receive up to $20 million of New Pubco common stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

In connection with the Closing, each share of the Company’s common stock (“Company Common Stock”) (other than shares held by Atlas FinTech) that is outstanding and has not been redeemed will be converted into one share of New Pubco common stock.

Each outstanding warrant to purchase Company Common Stock (“Company Warrant”) (other than Private Warrants, described below) will become a warrant to purchase one-half of a share of New Pubco common stock. Each outstanding warrant to purchase Company Common Stock initially issued in a private placement in connection with the Company’s initial public offering (“Private Warrant”) will become a warrant to purchase one share of New Pubco common stock.

Atlas FinTech, which directly or indirectly holds shares of Company Common Stock and Private Warrants, has agreed to transfer, or cause to transfer, up to 1,279,427 of Company Common Stock and up to 1,657,579 of the Private Warrants held indirectly by it to potential sources of debt, equity or financing if the Company pursues financing between signing and the Closing. Any of such Company Common Stock or Private Warrants remaining following any transfers for potential financing will be forfeited for no consideration.

For additional information, see the Current Report on Form 8-K filed on November 17, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy plans and objectives of management for future operations and the Company’s expectations regarding the AtlasClear Business Combination, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Annual Report on Form 10-K/A”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2022 and the Company’s subsequently filed Quarterly Reports on Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 31, 2022, the New York Stock Exchange (the “NYSE”) notified us that the NYSE determined to commence proceedings to delist the public warrants from the NYSE and that trading in the warrants would be suspended immediately, due to abnormally low trading price levels. We did not appeal the NYSE’s determination and on November 15, 2022, the NYSE filed a Form 25 with the SEC to delist the public warrants. Our common stock and units continue to trade on the NYSE.  The public warrants currently trade on the over-the-counter markets through the pink sheets.

Significant Events and Transactions

Proposed AtlasClear Business Combination

On November 16, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among us, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey. The Business Combination Agreement was unanimously approved by our board of directors (the “Board”) based upon the unanimous recommendation of a special committee of independent directors. If the Business Combination Agreement is approved by our stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, (i) Merger Sub 1 will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of New Pubco and (ii) Merger Sub 2 will merge with and into AtlasClear, with AtlasClear continuing as the surviving corporation and a wholly-owned subsidiary of New Pubco (collectively, the “Business Combination”).

Prior to the closing of the Business Combination (the “Closing”), AtlasClear will receive certain assets from Atlas FinTech and Atlas Financial Technologies Corp., will complete the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“WDCO”) and will consummate a transaction with Pacsquare Technologies, LLC (“Pacsquare”). In addition, at Closing, the definitive agreement pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation (“CB”) shall continue to be in full force and effect (the “CB Merger Agreement”). The Company expects the Closing to occur before the closing of the transactions contemplated by the CB Merger Agreement (the “CB Closing”). At the Closing, AtlasClear stockholders will receive merger consideration in shares of New Pubco common stock equal to the quotient of (i) $75.4 million, less the purchase prices for WDCO and CB, divided by (ii) $10. In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of New Pubco common stock  (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of New Pubco common stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be cancelled. Atlas FinTech will also receive up to $20 million of New Pubco common stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

Refer to Note 10 of our financial statements for further details on the Business Combination.

Termination of TradeStation Merger Agreement

We previously entered into a merger agreement with TradeStation Group, Inc. (“TradeStation”) on November 4, 2021, as amended on December 17, 2021 and April 28, 2022 (the “Merger Agreement”). On August 2, 2022, we received a notice from TradeStation that purported to terminate the Merger Agreement pursuant to Section 12.01(c) thereof. Section 12.01(c) provided that the Merger Agreement may be terminated by either party if the merger of the Company with Merger Sub had not occurred on or before August 1, 2022 (the “Termination Date”); provided that such termination right was not available to any party whose breach of any provision of the Merger Agreement had been the primary cause of, or primarily resulted in, the failure of the closing of the business combination to occur on or before such date.  On August 2, 2022, we sent a letter to TradeStation stating that TradeStation was not permitted to terminate the Merger Agreement pursuant to Section 12.01(c) because TradeStation’s breaches of, and failure to perform under, the Merger Agreement were the primary cause of the failure of the closing of the business combination to occur on or before the Termination Date. On November 15, 2022, we sent a notice to TradeStation terminating the Merger Agreement pursuant to Section 12.01(b) thereof.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of income on marketable securities held in the trust account and change in fair value of derivative liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,270,276, which consists of income earned on marketable securities held in trust account of $983,503, change in fair value of PIPE derivative liability of $832,500, and change in fair value of warrant liability of $240,973, partially offset by operating costs of $693,358 and provision for incomes taxes of $93,342.

For the nine months ended September 30, 2022, we had a net income of $10,768,580, which consists of income earned on marketable securities held in trust account of $1,308,875, change in fair value of PIPE derivative liability of $4,566,000 and change in fair value of warrant liability of $6,953,336, partially offset by operating costs of $1,948,868 and provision for income taxes of $110,763.

For the three months ended September 30, 2021, we had a net loss of $924,163, which consists of operating costs of $1,647,599 partially offset by change in fair value of warrant liability of $697,765, an unrealized gain on marketable securities held in our Trust Account of $10,576, and interest earned on marketable securities held in Trust Account of $15,095.

For the nine months ended September 30, 2021, we had a net loss of $1,792,927, which consists of operating costs of $2,280,067, partially offset by a change in fair value of warrant liability of $451,640, interest earned on marketable securities held in Trust Account of $34,625, and an unrealized gain on marketable securities held in our Trust Account of $875.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $588,035. Net income of $10,768,580 was affected by income earned on marketable securities held in the trust account of $1,308,875, change in fair value of PIPE derivative liability of $4,566,000 and the change in fair value of warrant liability of $6,953,336. Changes in operating assets and liabilities provided $1,471,596 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2021, net cash used in operating activities was $932,916. Net loss of $1,792,927 was affected by unrealized gain on marketable securities held in the Trust Account of $875, interest earned on marketable securities held in the Trust Account of $34,625, the change in fair value of warrant liability of $451,640 and transaction costs allocated to the warrant liabilities of $9,348. Changes in operating assets and liabilities provided $1,337,803 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

As of September 30, 2022, we had marketable securities of $202,553,003 (including $1,303,003 of income, net of amounts withdrawn to pay taxes) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Investment income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. During the three months and nine months ended September 30, 2022, we withdrew an amount of $64,500 in income earned from the trust account.

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

As of September 30, 2022, we had cash of $83,745 in our operating bank accounts ($64,500 of which is required to be used to pay taxes, as described below), $202,553,003 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $4,235,033. As of September 30, 2022, $1,303,003 of the amount on deposit in the Trust Account represented income on marketable securities which is available to the Company to pay franchise and income taxes. During the nine months ended September 30, 2022, we withdrew $64,500 from the Trust Account to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 5 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. As of September 30, 2022, a principal balance of $480,000 has been advanced to the Company.

Through the date of this filing, the co-Sponsors have advanced an aggregate total of $128,631 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2023. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. As discussed above, on March 14, 2022, we issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no significant changes to our critical accounting policies during the three months and nine months ended September 30, 2022 from the critical accounting policies described in our Form 10-K/A for the year ended December 31, 2021.

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

As of September 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and the material weaknesses described below.

Our management determined that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure in the Form 10-K  previously filed with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on April 11, 2022 and our Quarterly Reports on Form 10-Q subsequently filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A and our subsequently filed Quarterly Reports on Form 10-Q, except for the following risk factors:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 31, 2022, our Board appointed Michael Devlin to serve as a member of the Board, effective as of such date. Mr. Devlin does not serve on any committee of the Board or receive compensation for his services as director. We and Mr. Devlin intend to enter into an indemnification agreement that provides Mr. Devlin with contractual rights to indemnification, expense advancement and reimbursement to the fullest extent permitted under Delaware law.

There are no arrangements or understandings between Mr. Devlin and any other person pursuant to which he was elected to serve on the Board. Mr. Devlin does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated November 16, 2022, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc., Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc., AtlasClear, Inc., Atlas FinTech Holdings Corp., and Robert McBey (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2022).
10.1	Purchaser Support Agreement, dated November 16, 2022, by and among Quantum Ventures LLC, Quantum FinTech Acquisition Corporation, AtlasClear, Inc. and certain directors and officers of Quantum FinTech Acquisition Corporation party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2022).
10.2	Registration Rights and Lock-Up Agreement, dated November 16, 2022, by and among Calculator New Pubco, Inc. and the stockholders of AtlasClear and Quantum FinTech Acquisition Corporation party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2022).
10.3	Agreement and Plan of Merger, dated November 16, 2022, by and among AtlasClear, Inc. and Commercial Bancorp and, with respect to Section 6.16 only, Calculator New Pubco, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2022).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM FINTECH ACQUISITION CORPORATION

Date: November 21, 2022	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)