Form 10-K
period 2022-12-31
Quantum FinTech Acquisition Corp
filed 2023-03-31
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock of the registrant (based upon the closing price of the registrant’s shares of common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $197,828,750.

As of March 31, 2023, there were 10,488,624 shares of common stock, par value $0.0001 per share issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

●	“we,” “us” “our” or “our Company” refers to Quantum FinTech Acquisition Corporation;

●	“AtlasClear” refers to AtlasClear, Inc., a Wyoming corporation;

●	“certificate of incorporation” refers to our amended and restated certificate of incorporation, as amended;

●	“initial stockholders” refers to all of our stockholders immediately prior to the closing of the initial public offering, including the co-sponsors, officers and directors, to the extent they hold such shares;

●	“founder shares” or “insider shares” refers to the 5,031,250 shares of common stock held by our initial stockholders prior to the closing of the initial public offering;

●	“private warrants” refers to the warrants issued to our co-sponsors in a private placement simultaneously with the closing of the initial public offering;

●	“co-sponsors” refers to Quantum Ventures and Chardan Quantum;

●	“Chardan” or “Chardan Capital Markets LLC” refers to Chardan Capital Markets LLC, the representative of the underwriters;

●	“Chardan Quantum” refers to Chardan Quantum LLC, an affiliate of Chardan;

●	“Quantum Ventures” refers to Quantum Ventures LLC, an affiliate of certain of our officers and directors;

●	“public stockholders” means the holders of shares of common stock which were sold as part of the units in the initial public offering, or “public shares.”

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with AtlasClear. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination, including the proposed business combination with AtlasClear, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our expectations around the performance of AtlasClear or any other prospective target business or businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with AtlasClear is not completed;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from the NYSE or an inability to have our securities listed on the NYSE following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our financial performance following the initial public offering;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern;” and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including any preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 that we or Calculator New Pubco, Inc. may file with the SEC relating to our proposed business combination with AtlasClear.

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

A total of $201,250,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placements, including as a result of the full exercise of the underwriters’ over-allotment option, was placed in a trust account established for the benefit of our public shareholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to us to pay our tax obligations and for dissolution expenses up to $100,000, as applicable, none of the funds held in the trust account will be released from the trust account until the earlier of: (i) the consummation of our initial business combination by August 9, 2022 (or February 9, 2023, as applicable) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by August 9, 2022 (as further extended to up to August 9, 2023 pursuant to the charter Amendment), and (ii) a redemption to public stockholders prior to any voluntary winding-up in the event we do not consummate our initial business combination within the applicable period.

We incurred $5,017,526 in transaction costs, including $4,528,125 of underwriting fees and $489,401 of other offering costs. In addition, a marketing fee of $7,043,750 is payable to Chardan pursuant to a Business Combination Marketing Agreement.

Our units began trading on February 5, 2021 on the New York Stock Exchange (the “NYSE”) under the symbol “QFTA.U.” Commencing on March 10, 2021, the shares of common stock and warrants comprising the units began separate trading on the NYSE under the symbols “QFTA” and “QFTA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “QFTA.U.” On October 31, 2022, the warrants ceased trading on the NYSE and now trade on the OTC under the symbol “QFTAW.”

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

Refer to Note 6 of our financial statements for further details on the Business Combination.

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

Extension of SPAC Liquidation Date

On February 6, 2023, our stockholders approved an amendment to our certificate of incorporation to extend the date by which we have to consummate a business combination for an additional six months to up to August 9, 2023, by electing to extend on a monthly basis for up to six times, provided that Quantum Ventures (or its affiliates or permitted designees) deposit into the Trust Account an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each one-month extension. In connection with the stockholder meeting, 14,667,626 stockholders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, resulting in a total final aggregate redemption amount of approximately $148.5 million, leaving approximately $55.3 million in the Trust Account.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable) may give potential target businesses leverage over us in negotiating our initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	Our securities may not continue to be listed on the NYSE in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate until February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable) it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from Quantum Ventures, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait until February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable) or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) on our redemption, and our warrants will expire worthless.

For risk factors related to AtlasClear and our proposed business combination with AtlasClear, please review the Registration Statement on Form S-4 to be filed by the Company or Calculator New Pubco, Inc., including the preliminary proxy statement/prospectus of the Company included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the proposed business combination with AtlasClear. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, such as the proposed business combination with AtlasClear, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

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

The requirement that we complete our initial business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable) may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable). Consequently, such target business may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence, and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our co-sponsors and our officers and directors have agreed that we must complete our initial business combination February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable). We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and Delaware law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation and Delaware law, prior to any voluntary winding up.

If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our co-sponsors, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our co-sponsors, directors, officers or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our co-sponsors, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 under the Exchange Act would apply to purchases by our initial stockholders, directors, officers or their affiliates, then such purchases will comply with Rule 10b-18, to the extent it applies, which provides a safe harbor for purchased made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

Our public stockholders are entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our certificate of incorporation to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable). In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

If the net proceeds not being held in the trust account are insufficient to allow us to operate until February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) on our redemption, and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, Quantum Ventures has agreed that it will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, Quantum Ventures will not be responsible to the extent of any liability for such third-party claims. However, we have not asked Quantum Ventures to reserve for such indemnification obligations, nor have we independently verified whether Quantum Ventures has sufficient funds to satisfy its indemnity obligations and we believe that Quantum Ventures’ only assets are securities of our company. Therefore, we cannot assure you that Quantum Ventures would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until up to August 9, 2023 or longer before redemption from our trust account.

If we are unable to consummate our initial business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable) we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.235 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

If we were unable to complete the AtlasClear Business Combination and have to select another target business with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any such other target business’ operations.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we initially focused our efforts on identifying high-growth financial services and FinTech businesses. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, if we were unable to complete the AtlasClear Business Combination, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we may not have adequate time to complete due diligence with respect to the target business and its industry. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

If we were unable to complete the AtlasClear Business Combination, we could seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

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

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the AtlasClear Business Combination, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. In addition, pursuant to the Merger Agreement, we cannot borrow amounts over $250,000 unless we receive approval from AtlasClear. The current economic environment, including due to the effects of the COVID-19 pandemic, has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or even less on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 9, 2023 (or up to August 9, 2023 pursuant to permitted extensions, as applicable), then we will cease all operations except for the purpose of liquidating. Quantum Ventures has committed to provide us up to $3,000,000 in Working Capital Loans (as defined below), however, pursuant to the Merger Agreement, we need approval from AtlasClear to borrow amounts over $250,000, so we may not be able to utilize the Working Capital Loan commitments or obtain additional financing. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination before August 9, 2023, however, it is uncertain whether management will succeed in doing so. The restated financial statements contained elsewhere in this Current Report do not include any adjustments that might result from our inability to continue as a going concern.

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

If we are unable to complete the AtlasClear Business Combination, we may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

If we are unable to complete the AtlasClear Business Combination, we may attempt to consummate our initial business combination with a private company about which little information is available.

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

If we are unable to complete the AtlasClear Business Combination, we may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our units and common stock are currently listed on the NYSE. However, we cannot assure you that our securities will continue to be listed on the NYSE in the future. Additionally, in connection with our business combination, the NYSE may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

In connection with the Restatement described in this Current Report, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the Restatement. As a result of that reassessment, our management determined that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses with respect to compiling information to prepare our financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure of an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex accounting instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

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

As a result of the material weaknesses in our internal controls over financial reporting described above, the change in accounting for the private warrants, the change in classification of redeemable public shares, the reclassification of Additional Shares issuable pursuant to the Subscription Agreement as a derivative liability, the change in our going concern assessment, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, other than our dispute with Tradestation, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

ITEM 3. LEGAL PROCEEDINGS

On December 1, 2022, Quantum Fintech Acquisition Corporation filed suit against TradeStation Group, Inc., TSG Merger Sub, Inc., and Monex Group, Inc. (collectively, “Defendants”) in the Court of Chancery for the State of Delaware, Case No. 2022-1106-NAC, concerning the attempted business combination between the parties. The Defendants filed their collective Answer and Affirmative Defenses on February 6, 2023, and have served discovery. No other action has taken place to date. Because we have not concluded that an unfavorable outcome is probable or remote, we express no opinion on the likelihood of an unfavorable outcome or potential loss.

There is no other material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the NYSE. Each of our units consists of one share of common stock and one redeemable warrant and, commencing on February 5, 2021, trades on the NYSE under the symbol “QFTA.U.” The common stock and warrants underlying our units began trading separately on the NYSE under the symbols “QFTA” and “QFTA WS,” respectively, on March 10, 2021. On October 31, 2022, the warrants ceased trading on the NYSE and now trade on the OTC under the symbol “QFTAW.”

Holders of Record

On March 27, 2023, there were approximately 1 holder of record of our units, 9 holders of record of our common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On February 9, 2021, we consummated our initial public offering of 17,500,000 Units and on February 12, 2021, we issued an additional 2,625,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case, at an offering price of $10.00 per Unit, generating aggregate gross proceeds of $201,250,000. The securities sold in our initial public offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-252226 and 333-252761). The registration statements became effective on February 4, 2021. On February 6, 2023, in connection with the stockholder vote to extend the liquidation date of the Company, 14,667,626 stockholders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, resulting in a total final aggregate redemption amount of approximately $148.5 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

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

As approved by its stockholders at the special meeting in lieu of annual meeting of stockholders held on February 6, 2023 (the “Special Meeting”), we entered into an amendment to the Investment Management Trust Agreement on February 6, 2023 (the “Trust Amendment”) and filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State on February 6, 2023 (the “Charter Amendment”). Pursuant to the Trust Amendment, the amendment extended the initial date on which we must commence liquidation of the Trust Account to up to August 9, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the Special Meeting, the holders of 14,667,626 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $148.5 million, leaving approximately $55.3 million in the trust account.

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

Refer to Note 6 of our financial statements for further details on the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of income on marketable securities held in the trust account and change in fair value of derivative liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $11,045,567, which consists of income earned on marketable securities held in trust account of $3,087,315, change in fair value of PIPE derivative liability of $4,566,000 and change in fair value of warrant liability of $6,953,336, partially offset by operating costs of $3,024,231 and provision for income taxes of $536,853.

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

For the year ended December 31, 2022, net cash used in operating activities was $1,084,259. Net income of $11,045,567 was affected by income earned on marketable securities held in the trust account of $3,087,315, change in fair value of PIPE derivative liability of $4,566,000 and the change in fair value of warrant liability of $6,953,336. Changes in operating assets and liabilities provided $2,476,825 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

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

As of December 31, 2022, we had marketable securities of $204,044,469 (including $2,794,469 of income, net of amounts withdrawn to pay taxes) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Investment income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. During the year ended December 31, 2022, we withdrew an amount of $351,474 in income earned from the trust account.

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

As of December 31, 2022, we had cash of $129,560 in our operating bank accounts, $204,044,469 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $5,449,512. As of December 31, 2022, $2,794,469 of the amount on deposit in the Trust Account represented income on marketable securities which is available to the Company to pay franchise and income taxes. During year ended December 31, 2022, we withdrew $351,474 from the Trust Account to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 5 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. As of December 31, 2022, a principal balance of $480,000 has been advanced to the Company.

Through the date of this filing, the co-Sponsors have advanced an aggregate total of $319,166 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through April 9, 2023, (the extended scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to August 9, 2023. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. As discussed above, on March 14, 2022, we issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our consolidated balance sheets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and as described below.

Our management determined that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure in the Form 10-K previously filed with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and to improve our internal control over financial reporting. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
John Schaible	52	Chairman and Chief Executive Officer
Miguel Leon	57	Director and Chief Financial Officer
Sandip I. Patel	56	Director
Thomas J. Hammond	65	Director
Richard Korhammer	57	Director
Steven J. Carlson	63	Director

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

Steven J. Carlson, has served as one of our independent directors since February 2021. Since 2016, Mr. Carlson has served as Co-Chairman of Magellan Global, a financial services holding company which owns Marco Polo Securities Inc., for which he serves as Chairman, Pi Capital International LLC, for which he serves as Managing Partner, and several other early stage firms. Pi Capital, a global advisory firm headquartered in New York City, provides capital raising, M&A advisory, and general corporate advisory services to firms in the financial institutions, renewable power generation, and real estate sectors around the globe. Securities are offered through an affiliate, Marco Polo Securities, Inc. Marco Polo Securities is a distribution platform enabling foreign financial services firms to market their products in the United States and other select jurisdictions worldwide. Before founding Pi Capital, Mr. Carlson was President and Head of Investment Banking at INTL FCStone Financial Inc. from 2010 to 2016. Prior to that, Mr. Carlson was the founder, Chairman and Chief Executive Officer of the Provident Group, a boutique investment banking firm providing capital raising, M&A and other corporate finance advisory services to firms globally. Provident Group was acquired by INTL in 2010. Prior to forming Provident in 1999, Mr. Carlson was a Managing Director at Lehman Brothers holding various senior positions at the firm. Mr. Carlson began his career at Fannie Mae. Mr. Carlson graduated with a BA in Economics from the University of Maryland and a Master’s Degree in Public Policy from the Kennedy School of Government at Harvard University. We believe Mr. Carlson is well qualified to serve as a director due to his 30 years of experience in the financial services industry in various leadership positions, as well as his investment banking and entrepreneurial experience, having founded and managed several businesses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares of Common Stock
Quantum Ventures LLC(2)	3,796,335	36.2%
Chardan Quantum LLC(3)	949,084	9.0%
John Schaible(4)	40,833	*
Miguel Leon	40,833	*

Sandip I. Patel(4)	40,833	*
Thomas J. Hammond	40,833	*
Richard Korhammer	40,833	*
Steven J. Carlson	40,833	*
All executive officers and directors as a group (7 individuals)	4,082,166	47.6%
MMCAP International Inc. SPC(5)	2,500,000	23.8%
Cable Car Capital(6)	2,351,800	22.4%
Hudson Bay Capital Management LP(7)	1,584,024	15.1%
Jane Street Group, LLC(8)	1,578,957.5	15.1%
The Goldman Sachs Group, Inc.(9)	1,472,274	14.0%
Dark Forest Capital Management LP(10)	1,348,563	12.9%
Periscope Capital(11)	1,269,477	12.1%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Quantum FinTech Acquisition Corporation, 4221 W. Boy Scout Blvd., Suite 300, Tampa FL, 33607.

(2)	According to a Schedule 13G filed with the SEC on February 14, 2022, the shares reported above are held in the name of Quantum Ventures. Messrs. Schaible, Caamano and Patel are the three managers of Quantum Ventures. Any action by Quantum Ventures with respect to the founder shares held by it, including voting and dispositive decisions, requires a majority vote of the board of managers. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Quantum Ventures’ managers, none of the managers of Quantum Ventures is deemed to be a beneficial owner of Quantum Ventures’ securities, even those in which such manager holds a pecuniary interest. Accordingly, none of such individuals is deemed to have or share beneficial ownership of the founder shares held by Quantum Ventures.

(3)	The business address of Chardan Quantum LLC is 17 State Street, New York, NY 10004.

(4)	Although Messrs. Schaible, Caamano and Patel disclaim beneficial ownership of the founder shares held by Quantum Ventures, for presentation purposes, such shares are included in the totals set forth in this table.

(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by MMCAP International Inc. SPC (“MMCAP International”) and MM Asset Management Inc. (“MM Asset Management”). MMCAP International and MM Asset Management share voting and dispositive power with respect to all of the reported shares. The address for MMCAP International is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and the address for MM Asset Management is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

(6)	According to a Schedule 13D/A filed with the SEC on February 10, 2023 by Funicular Funds, LP, Funicular Funds, LP, Cable Car Capital LLC and Jacob Ma-Weaver share voting and dispositive power with respect to all of the reported shares and may be deemed to beneficially own these securities. The address for the entities is 2261 Market Street #4307, San Francisco, CA 94114.

(7)	According to a Schedule 13G filed with the SEC on February 10, 2023 by Hudson Bay Capital Management LP, Hudson Bay Capital Management serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of common stock held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of these securities. share voting and dispositive power with respect to all of the reported shares and may be deemed to beneficially own these securities. The address for the reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(8)	According to a Schedule 13G filed with the SEC on February 14, 2023 by Jane Street Group, LLC and Jane Street Capital, LLC. Jane Street Group and Jane Street Capital, LLC share voting power with respect to all of the reported shares and may be deemed to beneficially own these securities. The address for the Jane Street Group is 250 Vesey Street, 6th Floor, New York, NY 10281.

(9)	According to a Schedule 13G filed with the SEC on January 27, 2022 by The Goldman Sachs Group, Inc. (“GS Group”) and Goldman Sachs & Co. LLC. (“Goldman Sachs”). GS Group and Goldman Sachs share voting and dispositive power with respect all of the reported shares. Goldman Sachs, a subsidiary of GS Group and a broker/dealer and investment adviser, may be deemed to beneficially own these securities. The address for GS Group and Goldman Sachs is 200 West Street, New York, NY 10282.

(10)	According to a Schedule 13G filed with the SEC on November 8, 2021 by Dark Forest Capital Management LP, (the “Firm”), and Dark Forest Global Equity Master Fund LP (“Dark Forest Master”). The Firm and Dark Forest Master share voting and dispositive power with respect to all of the securities. The Firm, as the investment manager to Dark Forest Master, may be deemed to beneficially own these securities. Jacob Kline is the managing member of the general partner of the Firm and exercises investment discretion with respect to these securities. The address for the Firm and Dark Forest Master is 151 West Avenue, Darien, Connecticut 06820.

(11)	According to a Schedule 13G filed with the SEC on February 12, 2023 by Periscope Capital Inc. Periscope, which is the beneficial owner of 992,377 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 277,100 shares of Common Stock. The address for Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

On February 12, 2021, the underwriters fully exercised their over-allotment option, resulting in Quantum Ventures purchasing an additional 472,500 private warrants from us and Chardan Quantum purchasing an additional 118,125 private warrants from us, in each case, at a price of $1.00 per warrant for an aggregate additional purchase price of $590,625. If we do not complete our initial business combination by August 9, 2022 (or August 9, 2023, as extended), the proceeds from the sale of the private warrants will be included in the liquidating distribution to the holders of our public shares. The private warrants are identical to the warrants sold as part of the public units in this offering except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

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

On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures as evidence of the working capital loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. Refer to Note 11 of our financial statements. The note is required to be repaid in cash at the Closing and is not convertible into private warrants.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties, however, pursuant to the Merger Agreement, the Company needs approval from TradeStation to borrow amounts over $500,000.  As of the date of this filing, a principal balance of $319,166 has been advanced to the Company.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $267,733 and $123,018, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements (Restated) are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)†	Agreement and Plan of Merger, dated as of November 4, 2021, by and among the Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., and TSG Merger Sub, Inc.
2.2(2)	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2021, by and among Quantum FinTech Acquisition Corporation, TradeStation Group, Inc., and TSG Merger Sub, Inc.
2.3(3)	Business Combination Agreement, dated November 16, 2022, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc., Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc. Atlas Clear, Inc., Atlas Fintech Holdings Corp., and Robert McBey.
2.4(4)	Business Combination Marketing Agreement, dated February 4, 2021, between the Registrant and Chardan Capital Markets LLC.
3.1(4)	Amended and Restated Certificate of Incorporation.
3.2(5)	Amendment to the Amended and Restated Certificate of Incorporation of Quantum FinTech Acquisition Corporation dated February 6, 2023.
3.3(6)	Bylaws.
4.1(6)	Specimen Unit Certificate.
4.2(6)	Specimen Common Stock Certificate.
4.3(6)	Specimen Warrant Certificate.
4.4(4)	Warrant Agreement, dated February 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities.
10.1(6)	Promissory Note, dated October 1, 2020, issued to Quantum Ventures LLC.
10.2(6)	Subscription Agreement, dated October 23, 2020, between the Registrant and Quantum Ventures LLC.
10.3(4)	Letter Agreement, dated February 4, 2021, among the Registrant, Quantum Ventures LLC and Chardan Quantum LLC.
10.4(4)	Letter Agreement, dated February 4, 2021, among the Registrant and each of the executive officers and directors of the Registrant.
10.5(4)	Investment Management Trust Agreement, dated February 4, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(5)	Amendment to the Investment Management Trust Agreement, dated as of February 4, 2021, between Quantum FinTech Acquisition Corporation and Continental Stock Transfer & Trust Company dated February 6, 2023.
10.7(4)	Registration and Stockholder Rights Agreement, dated February 4, 2021, among the Registrant, Continental Stock Transfer & Trust Company, Quantum Ventures LLC, Chardan Quantum LLC and each of the executive officers and directors of the Registrant.
10.8(4)	Private Placement Warrants Purchase Agreement, dated February 4, 2021, between the Registrant and Quantum Ventures LLC.
10.9(4)	Private Placement Warrants Purchase Agreement, dated February 4, 2021, between the Registrant and Chardan Quantum LLC.
10.10(4)	Administrative Services Agreement, dated February 4, 2021, between the Registrant and Quantum Ventures LLC.
10.11(4)	Form of Indemnity Agreement.

10.12(3)	Purchaser Support Agreement, dated November 16, 2022, by and among Quantum Ventures LLC, Quantum FinTech Acquisition Corporation, AtlasClear, Inc. and certain directors and officers of Quantum FinTech Acquisition Corporation party thereto.
10.12(3)†	Registration Rights and Lock-Up Agreement, dated November 16, 2022, by and among Calculator New Pubco, Inc. and the stockholders of AtlasClear and Quantum FinTech Acquisition Corporation party thereto.
10.13(3)†	Agreement and Plan of Merger, dated November 16, 2022, by and among AtlasClear, Inc. and Commercial Bancorp and, with respect to Section 6.16 only, Calculator New Pubco, Inc.
10.14(7)	Promissory Note, dated January 3, 2022, issued to Quantum Ventures LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema
101.CAL*	iXBRL Taxonomy Calculation Linkbase
101.LAB*	iXBRL Taxonomy Label Document
101.PRE*	iXBRL Definition Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 10, 2021.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on December 21, 2021.

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on November 11, 2022.

(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on February 10, 2021.

(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40009), filed with the SEC on February 7, 2023.

(6)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252226), filed with the SEC on January 19, 2021, as amended.

(7)	Incorporated by reference to an exhibit to the Registrant’s Form 10-K/A (File No. 001-40009), filed with the SEC on April 11, 2022.

ITEM 16. FORM 10-K SUMMARY

None

QUANTUM FINTECH ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quantum FinTech Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum FinTech Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, the mandatory liquidation date is August 9, 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since October 23, 2020.

New York, NY

March 31, 2023

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$129,560	$63,179
Prepaid expenses	33,652	339,450
Total Current Assets	163,212	402,629

Marketable securities held in Trust Account	204,044,469	201,308,628
TOTAL ASSETS	$204,207,681	$201,711,257

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,276,705	$2,642,531
Income taxes payable	536,853	—
PIPE derivative liability	—	4,566,000
Advance from related parties	319,166	—
Promissory note – related party	480,000	—
Total Current Liabilities	5,612,724	7,208,531

Warrant liability	184,594	7,137,930
Total Liabilities	5,797,318	14,346,461

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 20,125,000 shares at redemption value of $10.11 and $10.00, respectively, per share at December 31, 2022 and 2021	203,420,202	201,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) at December 31, 2022 and 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(5,010,342)	(13,885,707)
Total Stockholders’ Deficit	(5,009,839)	(13,885,204)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$204,207,681	$201,711,257

The accompanying notes are an integral part of the consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Operating and formation costs	$3,024,231	$3,404,429
Loss from operations	(3,024,231)	(3,404,429)

Other income (expense):
Change in fair value of warrant liability	6,953,336	(3,322,992)
Change in fair value of PIPE derivative liability	4,566,000	966,000
Interest earned on marketable securities held in Trust Account	3,087,315	56,233
Unrealized gain on marketable securities held in Trust Account	—	2,395
Other income (expense), net	14,606,651	(2,298,364)

Income (loss) before provision for income taxes	11,582,420	(5,702,793)
Provision for income taxes	(536,853)	—
Net income (loss)	$11,045,567	$(5,702,793)

Basic and diluted weighted average shares outstanding, redeemable common stock	20,125,000	17,897,945
Basic and diluted net income (loss) per share, redeemable common stock	$0.44	$(0.25)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,031,250	4,959,332
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.44	$(0.25)

The accompanying notes are an integral part of the consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	5,031,250	503	24,497	(5,420)	19,580

Accretion of Common Stock subject to Redemption	—	—	(8,500,809)	(2,645,494)	(11,146,303)

Fair value of Public Warrants at issuance	—	—	6,138,125	—	6,138,125

Cash paid in excess of fair value for Private Warrants	—	—	2,338,187	—	2,338,187

Fair value of PIPE derivative liability at issuance	—	—	—	(5,532,000)	(5,532,000)

Net loss	—	—	—	(5,702,793)	(5,702,793)

Balance – December 31, 2021	5,031,250	503	—	(13,885,707)	(13,885,204)

Accretion of Common Stock subject to Redemption	—	—	—	(2,170,202)	(2,170,202)

Net income	—	—	—	11,045,567	11,045,567

Balance – December 31, 2022	5,031,250	$503	$—	$(5,010,342)	$(5,009,839)

The accompanying notes are an integral part of the consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$11,045,567	$(5,702,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(6,953,336)	3,322,992
Change in fair value of PIPE derivative liability	(4,566,000)	(966,000)
Transaction costs incurred in connection with warrant liability	—	9,348
Unrealized gain on marketable securities held in Trust Account	—	(2,395)
Interest earned on marketable securities held in Trust Account	(3,087,315)	(56,233)
Changes in operating assets and liabilities:
Prepaid expenses	305,798	(318,617)
Accounts payable and accrued expenses	1,634,174	2,641,591
Income taxes payable	536,853	—
Net cash used in operating activities	(1,084,259)	(1,072,107)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	351,474	—
Investment of cash in Trust Account	—	(201,250,000)
Net cash provided by (used in) investing activities	351,474	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,721,875
Proceeds from promissory note - related party	480,000	23,957
Proceeds from sale of Private Placements Warrants	—	6,153,125
Repayment of promissory note - related party	—	(154,057)
Advances from related party	319,166	—
Payment of offering costs	—	(381,482)
Net cash provided by financing activities	799,166	202,363,418

Net Change in Cash	66,381	41,311
Cash – Beginning	63,179	21,868
Cash – Ending	$129,560	$63,179

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$201,250,000
Initial classification of PIPE derivative liability	$—	$5,532,000
Initial classification of warrant liability	$—	$3,814,938
Accretion of common stock subject to possible redemption	$2,170,202	$11,146,303

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quantum FinTech Acquisition Corporation (“Quantum”) was incorporated in Delaware on October 1, 2020. Quantum is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

Quantum has three wholly owned subsidiaries. Calculator New Pubco, Inc, a Delaware corporation, and Calculator Merger Sub I, Inc., a Delaware corporation, were formed on October 13, 2022. Calculator Merger Sub II, LLC (“Merger Sub II”), a Delaware corporation was formed on October 17, 2022. Quantum and its subsidiaries are collectively referred to as “the Company”.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On November 16, 2022, the Company entered into a Business Combination Agreement by and among the Company, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBeyon (see Note 6).

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income and expenses in the form of investment income from the proceeds derived from the Initial Public Offering and change in fair value of derivative liabilities.

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

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the consolidated statement of operations for the year ended December 31, 2021.

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

On February 6, 2023, as approved by the Company’s stockholders at the special meeting in lieu of annual meeting of stockholders held (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement on February 6, 2023 (the “Trust Amendment”) and filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State on February 6, 2023 (the “Charter Amendment”). Pursuant to the Trust Amendment, the amendment extended the initial date on which the Company must commence liquidation of the Trust Account to up to August 9, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the Special Meeting, the holders of 14,667,626 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $148.5 million, leaving approximately $55.3 million in the trust account.

The Company has until August 9, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and dissolution expenses up to $100,000, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of December 31, 2022, the Company had $129,560 in its operating bank account ($127,200 of which is required to be used to pay taxes, as described below), $204,044,469 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $5,449,512. As of December 31, 2022, $2,794,469 of the amount on deposit in the Trust Account represented income on marketable securities, which is available to the Company to pay franchise and income taxes. During the year ended December 31, 2022, the Company withdrew $351,474 from the Trust Account that will be used to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $480,000 on the promissory note, evidencing the Working Capital Loans, as of December 31, 2022 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5.

Through the date of this filing, the co-Sponsors have advanced an aggregate total of $319,166 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through August 9, 2023 (the extended scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to August 9, 2023. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. On March 14, 2022, the Company issued an unsecured non-interest bearing promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 9, 2023.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the private warrant liabilities, and fair value of the sale of the Founder Shares. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to private warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the consolidated statement of operations for the year ended December 31, 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Binomial lattice model approach (see Note 10).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The accretion of redeemable Class A common stock during the year ended December 31, 2022 was an increase of $2,170,202, which represents cumulative earnings and withdrawals on the Trust Account through December 31, 2022, net of reimbursable income and franchise tax obligations as of December 31, 2022. The dissolution expense of $100,000 is not included in the redemption value of the common stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

At December 31, 2022 and 2021, the common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	(6,138,125)
Common stock issuance costs	(5,008,178)
Plus:
Accretion of carrying value to redemption value	11,146,303
Common stock subject to possible redemption, December 31, 2021	201,250,000
Plus:
Accretion of carrying value to redemption value	2,170,202
Common stock subject to possible redemption, December 31, 2022	$203,420,202

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Year Ended December 31,
	2022		2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$8,836,454	$2,209,113	$(4,465,461)	$(1,237,332)
Denominator:
Basic and diluted weighted average shares outstanding	20,125,000	5,031,250	17,897,945	4,959,332
Basic and diluted net income (loss) per share of common stock	$0.44	$0.44	$(0.25)	$(0.25)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The PIPE Derivative was terminated in congruence with the termination of the Merger Agreement with TradeStation. The PIPE Derivative met the criteria for derivative liability classification. As such, the PIPE derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability were recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the derivative liability is discussed in Note 10.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000, in fees for these services. For the year ended December 31, 2021, the Company incurred and paid $110,000 in fees for these services, which are included in the operating and formation costs in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is $120,000 and $0, respectively, for these services.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At December 31, 2022 and 2021, there was no balance under this Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

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

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of December 31, 2022, a principal balance of $480,000 has been advanced.

Advances from Related Parties

As of December 31, 2022 and 2021, the co-Sponsors have advanced $319,166 and $0, respectively to the Company. Through the date of this filing, the co-Sponsors have advanced an additional $1,298,950 for an aggregate of $1,618,116 advanced to the Company.

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

Business Combination Agreement

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

Prior to the closing of the Business Combination (the “Closing”), AtlasClear will receive certain assets from Atlas FinTech and Atlas Financial Technologies Corp., will complete the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“WDCO”) and will seek to consummate a transaction with Pacsquare Technologies, LLC (“Pacsquare”). In addition, at Closing, the definitive agreement pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation (“CB”) shall continue to be in full force and effect (the “CB Merger Agreement”). The Company expects the Closing to occur before the closing of the transactions contemplated by the CB Merger Agreement (the “CB Closing”).

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

For additional information, see the Current Report on Form 8-K filed on November 17, 2022.

Legal Proceedings

On December 1, 2022, the Company filed suit against TradeStation Group, Inc., TSG Merger Sub, Inc., and Monex Group, Inc. for monetary damages and expectation damages relating to the breach of merger and support agreements, breach of implied covenant of good faith and fair dealings related to the merger and support agreements and tortious interference. Because the Company has not concluded that an unfavorable outcome is probable or remote, it expresses no opinion on the likelihood of an unfavorable outcome or potential loss.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 25,156,250 shares of common stock issued and outstanding, including 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity.

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there are 10,062,500 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$-	$32,650
Unrealized gain on marketable securities	-	(2,743)
Business combination expenses	427,319	-
Start up costs	745,713	567,905
Total deferred tax assets (liability)	1,173,032	597,812
Valuation Allowance	(1,173,032)	(597,812)
Deferred tax assets (liability), net of allowance	$-	$-

The income tax (benefit) provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$536,853	$-
Deferred	(575,221)	(596,674)

State and Local
Current	-	-
Deferred	-	-

Change in valuation allowance	575,221	596,674

Income tax provision	$536,853	$-

As of December 31, 2022 and 2021, the Company has a total of $0 and $155,478, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company had did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $575,221. For the year ended December 31, 2021, the change in the valuation allowance was $596,674.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows, as restated:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	(0.51)%	1.80%
Change in fair value of warrant liability	(12.61)%	(12.24)%
Change in fair value of PIPE derivative liability	(8.28)%	3.56%
Transaction costs - warrants	0.0%	(0.03)%
Penalties & Interest	0.07%	0.0%
Valuation allowance	4.97%	(10.48)%
Income tax provision	4.64%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

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

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $204,044,469 and $201,308,628, respectively, in money market funds which are primarily invested in U.S. Treasury securities. During the year ended December 31, 2022, the Company withdrew an amount of $351,474 in income from the Trust Account that will be used to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$204,044,469	$201,308,628

Liabilities:
PIPE derivative liability – Additional Shares	3	$—	$4,566,000
Warrant liability – Private Warrants	3	$184,594	$7,137,930

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Private Placement Warrants were initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public Warrants.

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	December 31, 2022	December 31, 2021
Market price of public shares	$10.05	$9.39
Risk-free rate	3.91%	1.27%
Dividend yield	0.00%	0.00%
Volatility	2.6%	9.5%
Probability of a business combination	45%	N/A
Exercise price	$11.50	$11.50
Effective expiration date	02/09/28	02/25/27

The PIPE Derivative was accounted for as a liability in accordance with ASC 815-40 and presented within current liabilities on the balance sheet as of December 31, 2021. The PIPE derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the consolidated statements of operations.

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

The PIPE Derivative was terminated in congruence with the Company’s termination of the Merger Agreement with TradeStation, and as a result, the fair value was determined to be $0 as of December 31, 2022.

The key inputs into the Monte Carlo model for the PIPE Derivative Liability were as follows:

Input	December 31, 2021
Market price of Public Shares as of measurement date	$9.89
Risk-free rate	0.33%
Dividend yield	0.00%
Volatility	14.5%
Term (in years)	0.84

The following table presents the changes in the fair value of the PIPE Derivative Liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of January 1, 2021	$—	$—
Initial measurement on February 9, 2021	3,448,750	—
Exercising of underwriters’ over-allotment on February 12, 2021	366,188	—
Initial measurement on November 4, 2021	—	5,532,000
Change in valuation inputs or other assumptions	3,322,992	(966,000)
Fair value as of December 31, 2021	7,137,930	4,566,000
Change in valuation inputs or other assumptions	(6,953,336)	(4,566,000)
Fair value as of December 31, 2022	$184,594	—

There were no transfers between levels during the year ended December 31, 2022 and 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As of the date of this filing, the co-Sponsors have advanced an additional $1,298,950 for an aggregate of $1,618,116 advanced to the Company.

On February 6, 2023, as approved by the Company’s stockholders at the special meeting in lieu of annual meeting of stockholders held (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement on February 6, 2023 (the “Trust Amendment”) and filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State on February 6, 2023 (the “Charter Amendment”). Pursuant to the Trust Amendment, the amendment extended the initial date on which the Company must commence liquidation of the Trust Account to up to August 9, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the Special Meeting, the holders of 14,667,626 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $148.5 million, leaving approximately $55.3 million in the trust account.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quantum FinTech Acquisition Corporation

Dated: March 31, 2023	By:	/s/ John Schaible
John Schaible
Chairman and Chief Executive Officer

Dated: March 31, 2023	By:	/s/ Miguel Leon
Miguel Leon
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2023.

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