Form 10-Q
period 2023-03-31
Quantum FinTech Acquisition Corp
filed 2023-05-18
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, there were 10,488,624 shares of common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,395,548	$129,560
Prepaid expenses	31,771	33,652
Due from Atlas Clear	38,986	—
Total Current Assets	1,466,305	163,212

Marketable securities held in Trust Account	56,157,278	204,044,469
TOTAL ASSETS	$57,623,583	$204,207,681

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,423,656	$4,276,705
Income taxes payable	799,658	536,853
Excise taxes payable	1,485,236	—
Advance from related parties	1,718,116	319,166
Promissory note – related party	480,000	480,000
Total Current Liabilities	7,421,430	5,612,724

Warrant liability	123,062	184,594
Total Liabilities	7,544,492	5,797,318

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption; 5,457,374 and 20,125,000 shares at redemption value of $10.29 and $10.11, respectively, per share at March 31, 2023 and December 31, 2022, respectively	56,157,278	203,420,202

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 5,457,374 and 20,125,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	503	503
Additional paid-in capital	—	—
Accumulated deficit	(7,563,926)	(5,010,342)
Total Stockholders’ Deficit	(7,563,423)	(5,009,839)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$57,623,583	$204,207,681

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Operating costs	$907,809	$688,894
Loss from operations	(907,809)	(688,894)

Other income:
Change in fair value of warrant liability	61,532	658,842
Change in fair value of PIPE derivative liability	—	1,366,000
Income earned on marketable securities held in Trust Account	1,301,453	20,999
Total other income	1,362,985	2,045,841

Income before provision for income taxes	455,176	1,356,947
Provision for income taxes	(262,805)	—

Net income	$192,371	$1,356,947

Basic and diluted weighted average shares outstanding, redeemable common stock	11,976,319	20,125,000
Basic and diluted net income per share, redeemable common stock	$0.01	$0.05

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable common stock	$0.01	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,031,250	$503	$—	$(5,010,342)	$(5,009,839)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(1,260,719)	(1,260,719)

Excise taxes related to redemptions	—	—	—	(1,485,236)	(1,485,236)

Net income	—	—	—	192,371	192,371

Balance — March 31, 2023	5,031,250	$503	$—	$(7,563,926)	$(7,563,423)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Net income	—	—	—	1,356,947	1,356,947

Balance — March 31, 2022	5,031,250	503	—	(12,528,760)	(12,528,257)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$192,371	$1,356,947
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(61,532)	(658,842)
Change in fair value of PIPE derivative liability	—	(1,366,000)
Income earned on marketable securities held in Trust Account	(1,301,453)	(20,999)
Changes in operating assets and liabilities:
Prepaid expenses	1,881	78,958
Accounts payable and accrued expenses	146,951	364,260
Due from Atlas Clear	(38,986)	—
Income taxes payable	262,805	—
Net cash used in operating activities	(797,963)	(245,676)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(350,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,015,001	64,500
Cash withdrawn from Trust Account in connection with redemption	148,523,642	—
Net cash provided by investing activities	149,188,643	64,500

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	242,101
Advances from related party	1,398,950	—
Redemption of common stock	(148,523,642)	—
Net cash (used in) provided by financing activities	(147,124,692)	242,101

Net Change in Cash	1,265,988	60,925
Cash and cash equivalents– Beginning	129,560	63,179
Cash and cash equivalents– Ending	$1,395,548	$124,104

Supplemental disclosure of non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$1,260,719	$—
Excise taxes payable related to redemptions	$1,485,236

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On November 16, 2022, the Company entered into a Business Combination Agreement by and among the Company, Calculator New Pubco, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“New Pubco”), Calculator Merger Sub 1, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 1”), Calculator Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of New Pubco (“Merger Sub 2”), AtlasClear, Inc., a Wyoming corporation (“AtlasClear”), Atlas FinTech Holdings Corp., a Delaware corporation (“Atlas FinTech”) and Robert McBey (see Note 6).

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income and expenses in the form of investment income from the proceeds derived from the Initial Public Offering and change in fair value of derivative liabilities.

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

Transaction costs amounted to $5,017,526, consisting of $4,528,125 of underwriting fees, and $489,401 of other offering costs. Offering costs amounting to $5,008,178 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $9,348 of the offering costs were related to the warrant liability and charged to the operating and formation costs in the consolidated statement of operations for the year ended December 31, 2021

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Co-Sponsors have (a) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

At the time of the Initial Public Offering, the Co-Sponsors and the other holders of the Company’s shares prior to the Initial Public Offering (the “initial stockholders”) agreed (A) to vote their Founder Shares and any Public Shares in favor of a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to a Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete a Business Combination within 18 months (August 9, 2022) (or 24 months from the closing of the Initial Public Offering (February 9, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by August 9, 2022) unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to convert any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. As a result of the Company entering into a Merger Agreement on November 4, 2021, the Company had until February 9, 2023 to complete a Business Combination.

On February 6, 2023, as approved by the Company’s stockholders at the special meeting in lieu of annual meeting of stockholders held (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement on February 6, 2023 (the “Trust Amendment”) and filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State on February 6, 2023 (the “Charter Amendment”). Pursuant to the Trust Amendment, the amendment extended the initial date on which the Company must commence liquidation of the Trust Account to up to August 9, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the Special Meeting, the holders of 14,667,626 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $148.5 million.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company has until up to August 9, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and dissolution expenses up to $100,000, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of March 31, 2023, the Company had $1,395,548 in its operating bank accounts ($926,001 of which is required to be used to pay taxes, as described below), $56,157,278 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $7,440,361.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $480,000 on the promissory note, evidencing the Working Capital Loans, as of March 31, 2023 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5.

Through the date of this filing, the Co-Sponsors have advanced an aggregate total of $1,918,116 to the Company.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements included in this Form 10-K. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the private warrant liabilities, and fair value of the sale of the Founder Shares. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all operating accounts that hold money market funds held and short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $926,001 and $0, respectively, as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants that do not meet all the criteria for equity classification are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the private warrants was estimated using a Binomial lattice model approach (see Note 9).

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The accretion of redeemable Class A common stock during the three months ended March 31, 2023 was an increase of $1,260,719, which represents cumulative earnings and withdrawals on the Trust Account through March 31, 2023, net of reimbursable income and franchise tax obligations as of March 31, 2023. The dissolution expense of $100,000 is not included in the redemption value of the common stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

At March 31, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2021	$201,250,000
Plus:
Accretion of carrying value to redemption value	2,170,202
Common stock subject to possible redemption, December 31, 2022	203,420,202
Less:
Redemption	(148,523,641)
Plus:
Accretion of carrying value to redemption value	1,260,719
Common stock subject to possible redemption, March 31, 2023	$56,157,278

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

Our effective tax rate was 57.74% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, neither of which are included in taxable income, and the valuation allowance on the deferred tax assets.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Three Months Ended
	March 31, 2023		March 31, 2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$135,463	$56,908	$1,085,558	$271,389
Denominator:
Basic and diluted weighted average common stock outstanding	11,976,319	5,031,250	20,125,000	5,031,250
Basic and diluted net income per common stock	$0.01	$0.01	$0.05	$0.05

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The PIPE derivative was terminated in congruence with the termination of the Merger Agreement with Trade Station. The PIPE derivative met the criteria for derivative liability classification. As such, the PIPE derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability were recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the derivative liability is discussed in Note 9.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units, inclusive of 2,625,000 Units sold to the underwriters on February 12, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Quantum Ventures purchased 4,450,000 Private Warrants and Chardan Quantum purchased 1,112,500 Private Warrants, in each case, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,562,500, in a private placement. On February 12, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 590,625 Private Warrants to the Co-Sponsors, at a price of $1.00 per Private Warrant, generating gross proceeds of $590,625. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At the time of the Initial Public Offering, the initial stockholders placed the Founder Shares into an escrow account maintained by Continental Stock Transfer & Trust Company until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. If the Company seeks stockholder approval in connection with a Business Combination, the Co-Sponsors have (a) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination.

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services, which are included in the operating costs in the accompanying condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, included in accounts payable and accrued expenses in the accompanying condensed balance sheets is $150,000 and $120,000, respectively, for these services.

On May 9, 2023, Quantum Ventures notified the Company that the administrative support fee of $10,000 will no longer be charged and cancelled all outstanding fees due.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At March 31, 2023 and December 31, 2022, there was no balance under this Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of March 31, 2023, a principal balance of $480,000 has been advanced.

Advances from Related Parties

As of March 31, 2023 and December 31, 2022, the Co-Sponsors have advanced $1,718,116 and $319,166, respectively, to the Company. Through the date of this filing, the Co-Sponsors have advanced an additional $200,000 for an aggregate of $1,918,116 advanced to the Company.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of New Pubco common stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of New Pubco common stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be forfeited. Atlas FinTech will also receive up to $20 million of New Pubco common stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

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

Excise Taxes Payable

On February 6, 2023, the Company’s stockholders redeemed 14,667,626 shares of common stock for a total of $148,523,642. The Company evaluated the classification and accounting of the excise tax related to the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2023, the Company recorded $1,485,236 of excise tax liability calculated as 1% of shares redeemed.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 10,488,624 and 25,156,250 shares of common stock issued and outstanding, including 5,457,374 and 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 8. WARRANTS

As of March 31, 2023 and December 31, 2022, there are 20,125,000 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2023 and December 31, 2022, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $56,157,278 and $204,044,469, respectively, in money market funds which are primarily invested in U.S. Treasury securities. During the three months ended March 31, 2023, the Company withdrew an amount of $1,015,001 in income from the Trust Account that will be used to pay franchise and income taxes. During the year ended December 31, 2022, the Company withdrew an amount of $351,474 in income from the Trust Account that will be used to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$56,157,278	$204,044,469

Liabilities:
Warrant liability – Private Warrants	3	$123,062	$184,594

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations.

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

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	March 31, 2023	December 31, 2022
Market price of public shares	$10.20	$10.05
Risk-free rate	3.53%	3.91%
Dividend yield	0.00%	0.00%
Volatility	4.0%	2.6%
Probability of a business combination		45%
Exercise price	$11.50	$11.50
Effective expiration date	08/09/28	02/09/28

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The PIPE derivative, associated with the terminated TradeStation merger agreement, was accounted for as a liability in accordance with ASC 815-40. The PIPE derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of PIPE derivative liability in the condensed consolidated statements of operations.

The PIPE derivative was initially and as of March 31, 2022, valued using a Monte Carlo model which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public Warrants.

The PIPE derivative was terminated in congruence with the Company’s termination of the merger agreement with TradeStation, and as a result, the fair value was determined to be $0 as of December 31, 2022.

The following table presents the changes in the fair value of the PIPE derivative liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of December 31, 2022	$184,594	$—
Change in valuation inputs or other assumptions	(61,532)	—
Fair value as of March 31, 2023	$123,062	$—

	Private Placement	PIPE Derivative Liability
Fair value as of December 31, 2021	$7,137,930	$4,566,000
Change in valuation inputs or other assumptions	(658,842)	(1,366,000)
Fair value as of March 31, 2022	$6,479,088	$3,200,000

There were no transfers between levels during the three months ended March 31, 2023 and 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 28, 2023, the Company and AtlasClear entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that the consummation of the transactions contemplated by the letter of intent pursuant to which AtlasClear expects to acquire certain technology assets of Pacsquare Technologies, LLC, will no longer be required to be completed prior to the closing of the Business Combination.

On May 9, 2023, Quantum Ventures notified the Company that the administrative support agreement fee of $10,000 will no longer be charged and cancelled all outstanding fees due.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy plans and objectives of management for future operations and the Company’s expectations regarding the AtlasClear Business Combination, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As approved by its stockholders at the special meeting in lieu of annual meeting of stockholders held on February 6, 2023 (the “Special Meeting”), we entered into an amendment to the Investment Management Trust Agreement on February 6, 2023 (the “Trust Amendment”) and filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State on February 6, 2023 (the “Charter Amendment”). Pursuant to the Trust Amendment, the amendment extended the initial date on which we must commence liquidation of the Trust Account to up to August 9, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”) an amount determined by multiplying $0.055 by the number of public shares then outstanding, up to a maximum of $175,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the Special Meeting, the holders of 14,667,626 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.13 per share, for an aggregate redemption amount of approximately $148.5 million.

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

Prior to the closing of the Business Combination (the “Closing”), AtlasClear will receive certain assets from Atlas FinTech and Atlas Financial Technologies Corp., will complete the acquisition of broker-dealer Wilson-Davis & Co., Inc. (“WDCO”) and will consummate a transaction with Pacsquare Technologies, LLC (“Pacsquare”). In addition, at Closing, the definitive agreement pursuant to which AtlasClear has agreed to acquire Commercial Bancorp, a Wyoming corporation (“CB”) shall continue to be in full force and effect (the “CB Merger Agreement”). The Company expects the Closing to occur before the closing of the transactions contemplated by the CB Merger Agreement (the “CB Closing”). At the Closing, AtlasClear stockholders will receive merger consideration in shares of New Pubco common stock equal to the quotient of (i) $75.4 million, less the purchase prices for WDCO and CB, divided by (ii) $10. In addition, the AtlasClear stockholders will receive up to 5,944,444 shares of New Pubco common stock (the “Earn Out Shares”). The Earn Out Shares will be issued to AtlasClear stockholders upon certain milestones (based on the achievement of certain price targets of New Pubco common stock following the Closing). In the event such milestones are not met within the first 18 months following the Closing, the Earn Out Shares will be forfeited. Atlas FinTech will also receive up to $20 million of New Pubco common stock (“Software Products Earn Out Shares”), which will be issued to Atlas FinTech upon certain milestones based on the achievement of certain revenue targets of software products contributed to AtlasClear by Atlas FinTech and Atlas Financial Technologies Corp. following the Closing. The revenue targets will be measured yearly for the five years following Closing, with no catch-up between the years.

Refer to Note 6 of our financial statements for further details on the Business Combination.

On April 28, 2023, Quantum and AtlasClear entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that the consummation of the transactions contemplated by the letter of intent pursuant to which AtlasClear expects to acquire certain technology assets of Pacsquare Technologies, LLC, will no longer be required to be completed prior to the closing of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of income on marketable securities held in the trust account and change in fair value of derivative liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $192,371, which consists of income earned on marketable securities held in trust account of $1,301,453 and change in fair value of warrant liability of $61,532, partially offset by operating costs of $907,809 and provision for incomes taxes of $262,805.

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

For the three months ended March 31, 2023, net cash used in operating activities was $797,963. Net income of $192,371 was affected by income earned on marketable securities held in the trust account of $1,301,453 and the change in fair value of warrant liability of $61,532. Changes in operating assets and liabilities provided $372,651 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

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

As of March 31, 2023, we had marketable securities of $56,157,278 (including $1,233,538 of income, net of amounts withdrawn to pay taxes) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Investment income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. During the three months ended March 31, 2023, we withdrew an amount of $1,015,001 in income earned from the Trust Account.

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

As of March 31, 2023, we had cash of $1,395,548 in our operating bank accounts ($926,001 of which is required to be used to pay taxes, as described below), $56,157,278 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $7,440,361. As of March 31, 2023, $1,233,538 of the amount on deposit in the Trust Account represented income on marketable securities which is available to the Company to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 5 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. As of March 31, 2023, a principal balance of $480,000 has been advanced to the Company.

Through the date of this filing, the Co-Sponsors have advanced an aggregate total of $1,918,116 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through June 9, 2023, (the extended scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to August 9, 2023. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Quantum Ventures a monthly fee of $10,000 for office space, utilities and secretarial support. We began incurring these fees on February 4, 2021. We cancelled this agreement effective May 9, 2023.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As of March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and the material weaknesses described below.

Our management determined that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure in the Form 10-K  previously filed with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

We performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated November 16, 2022, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc., Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc., AtlasClear, Inc., Atlas FinTech Holdings Corp., and Robert McBey (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2022).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of April 28, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).
3.1	Amended and Restated Certificate of Incorporation of Quantum FinTech Acquisition Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2021).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Quantum FinTech Acquisition Corporation dated February 6, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).
3.3	Bylaws of Quantum FinTech Acquisition Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-252226), filed with the SEC on January 19, 2021).
10.1	Amendment to the Investment Management Trust Agreement, dated as of February 4, 2021, between Quantum FinTech Acquisition Corporation and Continental Stock Transfer & Trust Company dated February 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).
10.2*	Amendment to Administrative Services Agreement, dated as of May 9, 2023, by and between Quantum FinTech Acquisition Corporation and Quantum Ventures LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM FINTECH ACQUISITION CORPORATION

Date: May 17, 2023	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2023	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)