Form 10-Q
period 2023-06-30
Quantum FinTech Acquisition Corp
filed 2023-08-11
CIK 1830795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40009

QUANTUM FINTECH ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-3286402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4221 W. Boy Scout Blvd., Suite 300 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(813) 257-9366

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	QFTA	NYSE American LLC
Warrants to purchase one-half of one share of common stock	QFTAW	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2023, there were 10,081,634 shares of common stock, $0.0001 par value, issued and outstanding.

QUANTUM FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,132,900	$129,560
Prepaid expenses	29,458	33,652
Due from Atlas Clear	49,806	—
Total Current Assets	1,212,164	163,212

Marketable securities held in Trust Account	57,409,747	204,044,469
TOTAL ASSETS	$58,621,911	$204,207,681

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,600,517	$4,276,705
Income taxes payable	580,971	536,853
Excise taxes payable	1,485,236	—
Advance from related parties	1,968,116	319,166
Promissory note – related party	480,000	480,000
Total Current Liabilities	9,114,840	5,612,724

Warrant liability	307,656	184,594
Total Liabilities	9,422,496	5,797,318

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption; 5,457,374 and 20,125,000 shares at redemption value of $10.47 and $10.11, respectively, per share at June 30, 2023 and December 31, 2022, respectively	57,113,761	203,420,202

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,031,250 shares issued and outstanding (excluding 5,457,374 and 20,125,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	503	503
Additional paid-in capital	—	—
Accumulated deficit	(7,914,849)	(5,010,342)
Total Stockholders’ Deficit	(7,914,346)	(5,009,839)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$58,621,911	$204,207,681

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating costs	$577,313	$566,616	$1,485,122	$1,255,510
Loss from operations	(577,313)	(566,616)	(1,485,122)	(1,255,510)

Other income:
Change in fair value of warrant liability	(184,594)	6,053,521	(123,062)	6,712,363
Net gain on settlement	829,853	—	829,853	—
Interest income – bank	8,458	—	8,458	—
Change in fair value of PIPE derivative liability	—	2,367,500	—	3,733,500
Income earned on marketable securities held in Trust Account	727,468	304,373	2,028,921	325,372
Total other income, net	1,381,185	8,725,394	2,744,170	10,771,235

Income before provision for income taxes	803,872	8,158,778	1,259,048	9,515,725
Provision for income taxes	(318,313)	(17,421)	(581,118)	(17,421)
Net income	$485,559	$8,141,357	$677,930	$9,498,304

Basic and diluted weighted average shares outstanding, redeemable common stock	5,457,374	20,125,000	8,698,838	20,125,000
Basic and diluted net income per share, redeemable common stock	$0.05	$0.32	$0.05	$0.38

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable common stock	$0.05	$0.32	$0.05	$0.38

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	5,031,250	$503	$—	$(5,010,342)	$(5,009,839)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(1,260,719)	(1,260,719)

Excise taxes related to redemptions	—	—	—	(1,485,236)	(1,485,236)

Net income	—	—	—	192,371	192,371

Balance — March 31, 2023	5,031,250	503	—	(7,563,926)	(7,563,423)

Accretion of Common Stock subject to Possible Redemption	—	—	(120,000)	(836,482)	(956,482)

Cancellation of admin fees	—	—	120,000	—	120,000

Net income	—	—	—	485,559	485,559

Balance — June 30, 2023	5,031,250	$503	$—	$(7,914,849)	$(7,914,346)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	5,031,250	$503	$—	$(13,885,707)	$(13,885,204)

Net income	—	—	—	1,356,947	1,356,947

Balance –March 31, 2022	5,031,250	$503	$—	$(12,528,760)	$(12,528,257)

Accretion of Common Stock subject to Possible Redemption	—	—	—	(48,200)	(48,200)

Net income	—	—	—	8,141,357	8,141,357

Balance – June 30, 2022	5,031,250	$503	$—	$(4,435,603)	$(4,435,100)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$677,930	$9,498,304
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	123,062	(6,712,363)
Change in fair value of PIPE derivative liability	—	(3,733,500)
Income earned on marketable securities held in Trust Account	(2,028,921)	(325,372)
Changes in operating assets and liabilities:
Prepaid expenses	4,194	151,325
Accounts payable and accrued expenses	443,812	660,339
Due from Atlas Clear	(49,806)	—
Income taxes payable	44,118	17,421
Net cash used in operating activities	(785,611)	(443,846)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(875,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,015,001	64,500
Cash withdrawn from Trust Account in connection with redemption	148,523,642	—
Net cash provided by investing activities	148,663,643	64,500

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	392,101
Advances from related party	1,948,950	—
Repayment of advances from related party	(300,000)	—
Redemption of common stock	(148,523,642)	—
Net cash (used in) provided by financing activities	(146,874,692)	392,101

Net Change in Cash	1,003,340	12,755
Cash and cash equivalents– Beginning	129,560	63,179
Cash and cash equivalents– Ending	$1,132,900	$75,934

Supplementary cash flow information:
Cash paid for income taxes	$537,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of common stock subject to possible redemption	$2,217,201	$48,200
Cancellation of admin fees	$120,000	$—
Excise taxes payable related to redemptions	$1,485,236	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income and expenses in the form of investment income from the proceeds derived from the Initial Public Offering and change in fair value of derivative liabilities.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On August 4, 2023 at a special meeting, the stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination for an additional six months, from August 9, 2023 to up to February 9, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.04 by the number of public shares then outstanding, up to a maximum of $160,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the special meeting on August 4, 2023, the holders of 406,990 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $4.3 million.

The Company has until up to February 9, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes and dissolution expenses up to $100,000, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of June 30, 2023, the Company had $1,132,900 in its operating bank accounts ($316,214 of which is required to be used to pay taxes, as described below), $57,409,747 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $7,902,676.

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. The Company’s officers and directors and Quantum Ventures may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. The Company has drawn $480,000 on the promissory note, evidencing the Working Capital Loans, as of June 30, 2023 (see Note 5). In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans as described in Note 5.

Through the date of this filing, the Co-Sponsors have advanced an aggregate total of $1,968,116 to the Company.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2024 (the extended scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2024. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements included in this Form 10-K. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all operating accounts that hold money market funds held and short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $316,214 and $0, respectively, as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The accretion of redeemable common stock during the three and six months ended June 30, 2023 was an increase of $2,217,201, which represents cumulative earnings and withdrawals on the Trust Account through June 30, 2023, net of reimbursable income and franchise tax obligations as of June 30, 2023. The dissolution expense of $100,000 is not included in the redemption value of the common stock subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital, to the extent available, and accumulated deficit.

At June 30, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2021	$201,250,000
Plus:
Accretion of carrying value to redemption value	2,170,202
Common stock subject to possible redemption, December 31, 2022	203,420,202
Less:
Redemption	(148,523,641)
Plus:
Accretion of carrying value to redemption value	2,217,201
Common stock subject to possible redemption, June 30, 2023	$57,113,761

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

Our effective tax rate was 39.60% and 0.21% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 46.16% and 0.18% for the six months ended June 30, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, neither of which are included in taxable income, and the valuation allowance on the deferred tax assets.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Stock

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

The calculation of diluted net income per share does not consider the effect of the PIPE derivative liability nor the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The calculation excludes the dilutive impact of these instruments because the issuance of the securities underlying the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,215,625 shares of common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$252,643	$232,916	$6,513,086	$1,628,271	$429,510	$248,420	$7,598,643	$1,899,661
Denominator:
Basic and diluted weighted average common stock outstanding	5,457,374	5,031,250	20,125,000	5,031,250	8,698,838	5,031,250	20,125,000	5,031,250
Basic and diluted net income per common stock	$0.05	$0.05	$0.32	$0.32	$0.05	$0.05	$0.38	$0.38

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

JUNE 30, 2023

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

JUNE 30, 2023

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

The sale of the Founders Shares to the Company’s directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 245,000 shares granted to the Company’s directors and director nominees was $1,462,650 or $5.97 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay Quantum Ventures a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, which are included in the operating costs in the accompanying condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, included in accounts payable and accrued expenses in the accompanying condensed balance sheets is $0 and $120,000, respectively, for these services.

On May 9, 2023, Quantum Ventures notified the Company that the administrative support fee of $10,000 will no longer be charged and cancelled all outstanding fees due amounting to $120,000.

Promissory Note – Related Party

On October 1, 2020, the Company issued an unsecured promissory note to Quantum Ventures (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Initial Public Offering. At June 30, 2023 and December 31, 2022, there was no balance under this Promissory Note. The outstanding amount of $154,057 was repaid at the closing of the Initial Public Offering on February 9, 2021.

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

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

In October 2021, Quantum Ventures committed to provide the Company an aggregate of $2,000,000 in loans in connection with the Working Capital Loans. In February 2022, Quantum Ventures committed to provide the Company an additional $1,000,000 for a total of $3,000,000 in loans in connection with the Working Capital Loans.

On March 14, 2022, the Company issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures to evidence the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. As of June 30, 2023, a principal balance of $480,000 has been advanced.

Advances from Related Parties

As of June 30, 2023 and December 31, 2022, the Co-Sponsors have advanced $1,968,116 and $319,166, respectively, to the Company. Through the date of this filing, the Co-Sponsors have advanced an additional $265,000 for an aggregate of $2,233,116 advanced to the Company.

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

JUNE 30, 2023

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

For additional information, see the Current Report on Form 8-K filed on November 17, 2022.

On April 28, 2023, the Company and AtlasClear entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that the consummation of the transactions contemplated by the letter of intent pursuant to which AtlasClear expects to acquire certain technology assets of Pacsquare Technologies, LLC, will no longer be required to be completed prior to the closing of the Business Combination. On August 8, 2023, the Company and AtlasClear entered into Amendment No. 2 to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to extend the Outside Date to November 6, 2023.

Legal Proceedings

On December 1, 2022, the Company filed suit against TradeStation Group, Inc., TSG Merger Sub, Inc., and Monex Group, Inc. for monetary damages and expectation damages relating to the breach of merger and support agreements, breach of implied covenant of good faith and fair dealing related to the merger and support agreements and tortious interference. On June 28, 2023, the litigation was settled, resulting in a net gain of $829,853, which is included in the accompanying condensed consolidated statements of operations.

Excise Taxes Payable

On February 6, 2023, the Company’s stockholders redeemed 14,667,626 shares of common stock for a total of $148,523,642. The Company evaluated the classification and accounting of the excise tax related to the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $1,485,236 of excise tax liability calculated as 1% of shares redeemed.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 10,488,624 and 25,156,250 shares of common stock issued and outstanding, including 5,457,374 and 20,125,000 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 8. WARRANTS

As of June 30, 2023 and December 31, 2022, there are 20,125,000 Public Warrants outstanding that are classified and accounted for as equity instruments. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2023 and December 31, 2022, there are 6,153,125 Private Warrants to purchase an equal number of common shares that are outstanding that are classified and accounted for as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $57,409,747 and $204,044,469, respectively, in money market funds which are primarily invested in U.S. Treasury securities. During the three and six months ended June 30, 2023, the Company withdrew an amount of $1,015,001 in income from the Trust Account that will be used to pay franchise and income taxes. During the year ended December 31, 2022, the Company withdrew an amount of $351,474 in income from the Trust Account that will be used to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$57,409,747	$204,044,469

Liabilities:
Warrant liability – Private Warrants	3	$307,656	$184,594

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

The Private Placement Warrants were, initially and as of the end of each subsequent reporting period, valued using a lattice model, specifically a binomial lattice model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public Warrants.

The key inputs into the binomial lattice model for the Private Warrants were as follows:

Input	June 30, 2023	December 31, 2022
Market price of public shares	$10.39	$10.05
Risk-free rate	4.04%	3.91%
Dividend yield	0.00%	0.00%
Volatility	18.5%	2.6%
Probability of a business combination		45%
Exercise price	$11.50	$11.50
Effective expiration date	08/09/28	02/09/28

QUANTUM FINTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The PIPE derivative was, initially and as of March 31, 2022, valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the publicly traded Public Warrants.

The PIPE derivative was terminated in congruence with the Company’s termination of the merger agreement with TradeStation, and as a result, the fair value was determined to be $0 as of December 31, 2022.

The following table presents the changes in the fair value of the PIPE derivative liability and the warrant liability:

	Private Placement	PIPE Derivative Liability
Fair value as of December 31, 2022	$184,594	$—
Change in valuation inputs or other assumptions	184,594	—
Fair value as of June 30, 2023	$307,656	$—

	Private Placement	PIPE Derivative Liability
Fair value as of December 31, 2021	$7,137,930	$4,566,000
Change in valuation inputs or other assumptions	(6,712,363)	(3,733,500)
Fair value as of June 30, 2022	$425,567	$832,500

There were no transfers between levels during the three and six months ended June 30, 2023 and 2022.

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

On August 2, 2023, the Company completed the transfer of the listing of the public shares from the New York Stock Exchange to the NYSE American LLC (“NYSE American”). Also effective August 2, 2023, the Company’s units, were mandatorily separated into shares of common stock and warrants underlying the units, and the units no longer trade on the New York Stock Exchange. The common stock included in the units trades on the NYSE, and the warrants included in the units will continue to trade on the over-the-counter market. This was a mandatory and automatic separation, and no action was required by the holders of the units.

On August 1, 2023, the Company and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (the “Holder”) in exchange for the Holder agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of common stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) Quantum Ventures (or its designees or transferees) will surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of common stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of common stock (the “Forfeited Warrants”) and (ii) the Company shall issue to the Holder a number shares of common stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of common stock equal to the number of Forfeited Warrants.

On August 4, 2023, the Company held a special meeting. The stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination for an additional six months, from August 9, 2023 to up to February 9, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.04 by the number of public shares then outstanding, up to a maximum of $160,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the special meeting on August 4, 2023, the holders of 406,990 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $4.3 million.

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

On August 4, 2023, the Company held a special meeting. The stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination for an additional six months, from August 9, 2023 to up to February 9, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to six times by an additional one month each time, provided that Quantum Ventures (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.04 by the number of public shares then outstanding, up to a maximum of $160,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the special meeting on August 4, 2023, the holders of 406,990 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $4.3 million.

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

On April 28, 2023, Quantum and AtlasClear entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends the Business Combination Agreement to provide that the consummation of the transactions contemplated by the letter of intent pursuant to which AtlasClear expects to acquire certain technology assets of Pacsquare Technologies, LLC, will no longer be required to be completed prior to the closing of the Business Combination. On August 8, 2023, the Company and AtlasClear entered into Amendment No. 2 to the Business Combination Agreement (the “Second Amendment”). The Second Amendment amends the Business Combination Agreement to extend the Outside Date to November 6, 2023.

Non-Redemption Agreement

On August 1, 2023, the Company and Quantum Ventures entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Funicular Funds, LP (the “Holder”) in exchange for the Holder agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,351,800 shares of common stock at the special meeting of stockholders called by the Company to, among other things, approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate an initial business combination to up to February 9, 2024 or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) Quantum Ventures (or its designees or transferees) will surrender and forfeit to the Company for no consideration an aggregate of 235,180 shares of common stock held by Quantum Ventures (the “Forfeited Shares”) and an aggregate of 235,180 warrants held by Quantum Ventures to purchase 235,180 shares of common stock (the “Forfeited Warrants”) and (ii) the Company shall issue to the Holder a number shares of common stock equal to the number of Forfeited Shares and a number of warrants to purchase shares of common stock equal to the number of Forfeited Warrants.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, the initial public offering, which is described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of income on marketable securities held in the trust account and change in fair value of derivative liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $485,559, which consists of income earned on marketable securities held in trust account of $727,468, net gain on settlement of $829,853 and interest income from bank of $8,458, partially offset by change in fair value of warrant liability of $184,594, operating costs of $577,313 and provision for income taxes of $318,313.

For the six months ended June 30, 2023, we had a net income of $677,930, which consists of income earned on marketable securities held in trust account of $2,028,921, net gain on settlement of $829,853 and interest income from bank of $8,458, partially offset by change in fair value of warrant liability of $123,062, operating costs of $1,485,122 and provision for income taxes of $581,118.

For the three months ended June 30, 2022, we had a net income of $8,141,357, which consists of income earned on marketable securities held in trust account of $304,373, change in fair value of PIPE derivative liability of $2,367,500, and change in fair value of warrant liability of $6,053,521, partially offset by operating costs of $566,616 and provision for income taxes of $17,421.

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

For the six months ended June 30, 2023, net cash used in operating activities was $785,611. Net income of $677,930 was affected by income earned on marketable securities held in the trust account of $2,028,921 and the change in fair value of warrant liability of $123,062. Changes in operating assets and liabilities provided $442,318 of cash for operating activities, primarily due to an increase in accounts payable and accrued expenses.

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

As of June 30, 2023, we had marketable securities of $57,409,747 (including $1,961,007 of income, net of amounts withdrawn to pay taxes) held in the trust account, invested in U.S. government treasury bills, notes or bonds having a maturity of 185 days or less and/or (ii) in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us. Investment income on the balance in the trust account may be used by us to pay taxes and dissolution expenses up to $100,000. During the three and six months ended June 30, 2023, we withdrew an amount of $1,015,001 in income earned from the Trust Account.

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

As of June 30, 2023, we had cash of $1,132,900 in our operating bank accounts ($316,214 of which is required to be used to pay taxes, as described below), $57,409,747 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $7,902,676. As of June 30, 2023, $1,961,007 of the amount on deposit in the Trust Account represented income on marketable securities which is available to the Company to pay franchise and income taxes.

In October 2021, Quantum Ventures committed to provide us up to $2,000,000 in working capital loans. In February 2022, Quantum Ventures committed to provide us up to an additional $1,000,000 for a total of $3,000,000 in working capital loans (the “Working Capital Loans”). Refer to Note 5 of our financial statements. On March 14, 2022, we issued an unsecured promissory note, effective as of January 3, 2022, in the amount of up to $480,000 to Quantum Ventures evidencing the Working Capital Loans. The note bears no interest and is payable in full upon the earlier (i) February 9, 2023 and (ii) the effective date of the consummation of our initial business combination. The note is required to be repaid in cash at the Closing and is not convertible into private warrants. Refer to Note 5 of our financial statements.  We may raise additional capital through loans or additional investments from Quantum Ventures or its stockholders, officers, directors, or third parties. As of June 30, 2023, a principal balance of $480,000 has been advanced to the Company.

Through the date of this filing, the Co-Sponsors have advanced an aggregate total of $2,233,116 to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the liquidity and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 9, 2024, (the extended scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan is to complete a business combination prior to February 9, 2024. The Company entered into a Business Combination Agreement on November 16, 2022 and is in the process of completing this Business Combination. However there are no assurances the Company will complete the Business Combination prior to the mandatory liquidation date and may require an extension vote and potentially require additional funds to be added to the trust. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The date for mandatory liquidation and the liquidity condition raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income per common share as the redemption value approximates fair value.

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

As of June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and the material weaknesses described below.

Our management determined that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses with respect to compiling information to prepare our interim and annual financial statements in accordance with U.S. GAAP. The material weaknesses are due to the previously omitted subsequent event disclosure in the Form 10-K  previously filed with the SEC on March 10, 2022, an advance from Quantum Ventures, the analysis and full disclosure of the Merger Agreement, the impact of the Merger Agreement on our going concern assessment and the impact of the Merger Agreement as it relates to the classification of our complex financial instruments, as well as the related determination of the fair value of the PIPE derivative liability, accumulated deficit, net loss and related financial disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2022, the Company filed suit against TradeStation Group, Inc., TSG Merger Sub, Inc., and Monex Group, Inc. in the Court of Chancery for the State of Delaware, Case No. 2022-1106-NAC, for monetary damages and expectation damages relating to the breach of merger and support agreements, breach of implied covenant of good faith and fair dealing related to the merger and support agreements and tortious interference. On June 28, 2023, the litigation was settled, resulting in a net gain of $829,853, which is included in the accompanying condensed consolidated statements of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated November 16, 2022, by and among Quantum FinTech Acquisition Corporation, Calculator New Pubco, Inc., Calculator Merger Sub 1, Inc., Calculator Merger Sub 2, Inc., AtlasClear, Inc., Atlas FinTech Holdings Corp., and Robert McBey (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2022).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of April 28, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).
2.3	Amendment No. 2 to Business Combination Agreement, dated as of August 8, 2023, by and between Quantum FinTech Acquisition Corporation and AtlasClear, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2023).
3.1	Amended and Restated Certificate of Incorporation of Quantum FinTech Acquisition Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2021).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Quantum FinTech Acquisition Corporation dated February 6, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Quantum FinTech Acquisition Corporation dated August 4, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).
3.4	Bylaws of Quantum FinTech Acquisition Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-252226), filed with the SEC on January 19, 2021).
10.1	Amendment to Administrative Services Agreement, dated as of May 9, 2023, by and between Quantum FinTech Acquisition Corporation and Quantum Ventures LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 18, 2023).
10.2	Non-Redemption Agreement, dated August 1, 2023, by and among Quantum Ventures LLC, Quantum FinTech Acquisition Corporation and Funicular Funds, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM FINTECH ACQUISITION CORPORATION

Date: August 11, 2023	By:	/s/ John Schaible
	Name:	John Schaible
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Miguel Leon
	Name:	Miguel Leon
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)